Form 10-K/A
period 2024-12-31
Anteris Technologies Global Corp.
filed 2025-04-29
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 001-42437

Anteris Technologies Global Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	99-1407174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Toowong Tower, Level 3, Suite 302 9 Sherwood Road Toowong, QLD Australia	4066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +61 7 3152 3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVR	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

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

The number of shares of Registrant’s Common Stock outstanding as of April 28, 2025 was 36,062,370.

EXPLANATORY NOTE

Anteris Technologies Global Corp. (the “Company”, “Anteris” or “ATGC”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “Original Filing”). We are filing this Amendment for the purpose of including information required by Part III of Form 10-K as discussed further below. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year . Our definitive proxy statement for our 2025 Annual Meeting of Stockholders will not be filed within 120 days of December 31, 2024. The inclusion of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.  This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.

As required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to add currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.3 and 31.4.  Because no financial statements are contained in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Parts III and IV below and the change to the cover page expressly described above,  no other changes are being made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Initial Public Offering and Reorganization Transactions

Prior to the consummation of our U.S. initial public offering (the “IPO”), we completed a series of reorganization transactions (the “Reorganization”) pursuant to which we received all of the issued and outstanding shares of Anteris Technologies Ltd (“ATL”), which was formerly an Australian public company originally registered in Western Australia, Australia and listed on the Australian Securities Exchange (“ASX”), pursuant to a scheme of arrangement under Australian law between ATL and its shareholders (the “Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (Cth) (the “Corporations Act”). Contemporaneously with implementation of the Scheme, ATL also cancelled all existing options it has on issue in exchange for our company issuing replacement options to acquire Common Stock pursuant to a scheme of arrangement between ATL and its optionholders (the “Option Scheme”) under Part 5.1 of the Corporations Act.  The Scheme was approved by ATL’s shareholders at a general meeting of shareholders, which was held on December 3, 2024. The Option Scheme was approved by ATL’s optionholders at a general meeting of optionholders held on the same day.  ATL obtained approval of the Scheme and the Option Scheme by the Supreme Court of Queensland on December 4, 2024. As a result of the Reorganization, ATL became a wholly owned subsidiary of our company and the shareholders of ATL immediately prior to the consummation of the IPO became holders of either one share of Common Stock for every ordinary share of ATL or one CDI for every one ordinary share of ATL for each share held as of the record date.

Board of Directors

Our Board of Directors (our “Board”) oversees the management of the business and affairs of the Company and serves as the ultimate decision-making body of the Company, except for those matters reserved to our stockholders.  Our Board oversees the Company’s management team, to whom it has delegated responsibility for the Company’s day-to-day operations. While our Board’s oversight role is broad and may concentrate on different areas from time to time, its primary areas of focus are strategy, oversight, governance and compliance, as well as assessing management.

Our Second Amended and Restated Certificate of Incorporation (the “Charter”) and our Amended and Restated Bylaws (the “Bylaws”) provide for a classified board of directors. There are three classes of directors, with each class of directors serving three-year terms that end in successive years. We currently have authorized five directors. Our Charter and Bylaws do not limit the number of terms a member may be re-elected as a director. The following table provides the names, ages and positions of our directors as of April 28, 2025.

Name	Current Position	Independent Under Nasdaq Rules	Age
Class I Director (Term Expiring at the 2025 Annual Meeting of Stockholders)
John Seaberg (1)(2)(3)	Chairman of the Board of Directors	Yes	73
Class II Directors (Terms Expiring at the 2026 Annual Meeting of Stockholders)
Stephen Denaro(1)(2)(3)	Director	No	64
David St Denis	President, Director	No	56
Class III Directors (Terms Expiring at the 2027 Annual Meeting of Stockholders)
Wayne Paterson	Vice Chairman and Chief Executive Officer	No	58
Wenyi Gu(1)(2)(3)	Director	Yes	62

(1)	Member of the Audit and Risk Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Our directors bring a range of skills and experience in relevant areas, including finance strategy, marketing, Biomedical Technology, global health care, public company director experience, corporate finance and capital investment and global/international corporate experience. We believe this cross-section of capabilities enables our Board of Directors (the “Board”) to help guide our objectives and leading corporate governance practices.  More detailed biographical descriptions of each director is set forth below.

John Seaberg

John Seaberg has been Chairman of our Board since March 2017 and a director since October 2014, in each case taking into account positions held with ATL. Additionally, Mr. Seaberg has been serving as Board Chair of Preceptis Medical Inc since 2016 and Phraxis Medical Inc since 2009.  He was Executive VP at Cedar Point Capital, a broker-dealer focused on healthcare investment, from June 2015 through December 31, 2023. From 2008 until 2012, Mr. Seaberg was Chair of Synovis Inc., a NASDAQ-listed manufacturer of various medical device and bioscaffold tissue products which was acquired by Baxter, and, from 2007 until 2014, was Co-Founder, Chair and Chief Executive Officer of NeoChord Inc., a company commercializing technology developed at the Mayo Clinic for repair of the mitral valve via minimally invasive techniques.  From 1996 to 2006, Mr. Seaberg served at Guidant Corp. (subsequently acquired by Boston Scientific Corp.) where he held various executive level positions, including Director of Marketing for Cardiac Rhythm Management, Vice President of Sales for Cardiac Surgery and Vice President of Sales for Cardiac Rhythm Management. In addition, Mr. Seaberg was co-Founder, President and Chief Executive Officer of ACIST Medical, from 1991 to 1995.  Mr. Seaberg holds a Bachelor of Arts in Speech Communications from the University of Minnesota and an MBA from the Carlson School of Management, also at the University of Minnesota. We believe that Mr. Seaberg’s qualifications to serve as a director include his extensive finance, leadership and industry experience and his tenure as a director of the Company.

Stephen Denaro

Stephen Denaro has been a director since October 2018, taking into account Mr. Denaro’s director position with ATL.  Mr. Denaro also serves as ATL’s Secretary, a position he has held since 2018. Mr. Denaro has been providing company secretarial services to other ASX-listed companies since 1994, and serves as a director and sole shareholder of Trio Business Intermediaries Pty Ltd, a business consulting company, specializing in restructuring, corporate governance, directorship and company secretarial services, through which he provides these and other services.  Mr.Denaro has over 25 years of experience in mergers and acquisitions, business valuations, accountancy services, and income tax compliance gained from positions as Company Secretary and Chief Financial Officer of various public companies and with major chartered accountancy firms in Australia and the United Kingdom. Mr. Denaro has a Bachelor of Business in Accountancy and a Graduate Diploma in Applied Corporate Governance, and he is a member of the Institute of Chartered Accountants in Australia & New Zealand, and the Australian Institute of Company Directors.  We believe that Mr. Denaro’s qualifications to serve as a director include his finance and business experience and his experience with ASX-listed companies, including his tenure as Corporate Secretary of ATL and a director of the Company.

David St Denis

David St Denis has served as the Company’s President and as a director since March 2025. Prior to that, Mr. St Denis served as the Company’s Chief Operating Officer since July 2017, taking into account his position with ATL. In addition, Mr. St Denis has served as the Chief Executive Officer of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, since April 2023.  Mr. St Denis also served as Chief Financial Officer of v2vmedtech from April 2023 to September 2023. Prior to his appointment as Chief Operating Officer of the Company, Mr. St Denis served as Head of Commercial Operations for Europe and Canada at Merck since 2013, and prior to that, served as Head of Operations for Emerging Markets at Merck since 2008.  In addition, Mr. St Denis had held multiple leadership roles at Millennium Pharmaceuticals, Inc, now Takeda Pharmaceutical Company, from 1996 to 2006, and provided strategic consulting services to such company from 2006 to 2008. Mr. St Denis has a Bachelor of Science from the University of Connecticut, a Master of Arts from Boston University and an MBA in Global Management and International Marketing from Babson College - Franklin W. Olin Graduate School of Business. We believe that Mr. St Denis’ qualifications to serve as a director include his business experience within the industry in which the Company operates, including as the Company’s President.

Wayne Paterson

Wayne Paterson joined the Company in October 2014 as a Non-Employee Director (as defined below), served as the Chair from February 2016 to March 2017, served as the interim Chief Executive Officer commencing in May 2016, has served as the Chief Executive Officer since March 2017, in each case taking into account positions held with ATL, and has served as the Vice Chairman of our Board since March 2025.  Mr. Paterson commenced service as Chair of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, in April 2023. Prior to joining the Company, Mr. Paterson held senior positions at Merck KGaA (“Merck”), a multinational science and technology company, from 2005 to 2013, including as President of Europe, Canada and Australia, President of Emerging Markets, President of Japan and President of Cardiovascular Medicine.  From 1999 until 2005, Mr. Paterson served at Roche Pharmaceuticals, a multinational healthcare company, in several senior positions, including as Head of Pharmaceuticals in Roche’s South Korean operation and Head of Commercial Operations for Roche China. Mr. Paterson holds an MBA from the University of Southern Queensland and a degree in Business Studies from the Queensland University of Technology.  Mr. Paterson previously served as a director of Cepheid Inc (NASDAQ:CHPD) from April 2015 to November 2016. We believe Mr. Paterson’s qualifications to serve as a director include his service as our Vice Chairman and Chief Executive Officer, as his insight into the business and related risks and challenges facing the Company will contribute to our Board and in its understanding of our business and strategy.

Dr. Wenyi Gu

Dr. Wenyi Gu has been a director since October 2018, taking into account his position with ATL.  Dr. Gu is currently guest professor with several Chinese institutes and universities. Since January 2017, Dr. Gu has been working as a Research Fellow for the Australian Institute for Bioengineering and Nanotechnology at the University of Queensland.  In addition, from April 2021 to March 2023, Dr. Gu was the Chief Scientific Officer of Guangzhou Gillion Biotherapeutics Ltd, a biotechnology company. From 2006 to 2009, he held a Peter Doherty Fellowship and was supported by the National Health and Medical Research Council to work at Harvard Medical School as a visiting research fellow Dr Gu holds a master’s degree in veterinary science and completed his PhD study in biochemistry and molecular biology at Australian National University and later worked at John Curtin Medical School.  We believe that Dr. Gu’s qualifications to serve as a director include his extensive industry experience and his tenure as a director of the Company.

Director Independence

Our Board currently consists of five members. Our Board has determined that Mr. Seaberg and Dr. Gu qualify as independent directors in accordance with the NASDAQ Marketplace Rules (the “NASDAQ Listing Rules”).  Our Board has further determined that Mr. Seaberg and Dr. Gu qualify as independent directors under NASDAQ Listing Rules applicable to membership on our Audit and Risk Committee. In addition, our Board has determined that each of the members of our Audit and Risk Committee is “financially literate” pursuant to the NASDAQ Listing Rules, and that Mr. Denaro is an “audit committee financial expert,” as defined in applicable SEC rules, because of his individual extensive financial experience.  Mr. Paterson and Mr. St Denis are not considered independent by virtue of their positions as Chief Executive Officer and President (former Chief Operating Officer) respectively, of the company. Mr. Denaro is not considered independent by virtue of his past position as Company Secretary of ATL.

Under applicable NASDAQ Listing Rules, all committee members must satisfy the applicable NASDAQ independence requirements within one year of the listing of our common stock, par value $0.0001 per share (“Common Stock”), on The Nasdaq Global Market (“NASDAQ”).  In addition, a majority of the directors serving on our Board will be required to be independent within one year of the listing of our Common Stock on NASDAQ.

Board Committees

Our Board has three standing committees: the Audit and Risk Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is governed by a charter that is available on our website at https://anteristech.com/investors/corporate-governance.html.

Audit and Risk Committee

The members of our Audit and Risk Committee consist of Mr. Seaberg, Dr. Gu and Mr. Denaro.  Mr. Denaro is the chairperson of our Audit and Risk Committee. Two of the three members of our Audit and Risk Committee meet the requirements for independence under the current NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act.  Each member of our Audit and Risk Committee is “financially literate” under NASDAQ Listing Rules. Under applicable NASDAQ Listing Rules, all members must satisfy the applicable requirements for independence within one year of the listing of our Common Stock on NASDAQ.  In addition, our Board has determined that Mr. Denaro is an “audit committee financial expert” within the meaning of the SEC’s rules and regulations. This designation does not impose on such director any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit and Risk Committee and our Board.  Our Audit and Risk Committee is directly responsible for, among other things:

•	appointing, retaining, compensating and overseeing the work of our independent registered public accounting firm;

•	assessing the independence and performance of the independent registered public accounting firm;

•	reviewing with our independent registered public accounting firm the scope and results of the firm’s annual audit of our financial statements;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the financial statements that we will file with the SEC;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	reviewing policies and practices related to risk assessment and management;

•	reviewing our accounting and financial reporting policies and practices and accounting controls, as well as compliance with legal and regulatory requirements;

•	reviewing, overseeing, approving, or disapproving any related-person and related-party transactions;

•
reviewing with our management the scope and results of management’s evaluation of our disclosure controls and procedures and management’s assessment of our internal control over financial reporting, including the related certifications to be included in the periodic reports we will file with the SEC;

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters, or other ethics or compliance issues;

•
reviewing reports from our management and our independent registered public accounting firm on the effectiveness of the internal control, risk management systems and management of material business risks;

•	establishing and reviewing our risk management framework, including the risk profile developed by our management covering material risks to our business;

•
reviewing and assessing the effectiveness of our internal controls, policies, programs, guidelines and procedures making up our risk management framework and reporting systems, including in light of any material breakdowns and reports from our management on new or emerging sources of risk; and

•	reviewing with our management and recommending to our Board additional or material amendments to our risk management reporting and governance policies.

Compensation Committee

The members of our Compensation Committee consist of Mr. Denaro, Dr. Gu and Mr. Seaberg. Mr. Seaberg is the chairperson of our Compensation Committee.  Each of Mr. Seaberg and Dr. Gu is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current NASDAQ Listing Rules. Under applicable NASDAQ Listing Rules, all members must satisfy the applicable requirements for independence within one year of the listing of our Common Stock on NASDAQ.  Our Compensation Committee is responsible for, among other things:

•	reviewing and approving the compensation of our executive officers, including reviewing and approving corporate goals and objectives with respect to compensation;

•	administering our equity incentive plans;

•	reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans;

•	reviewing and recommending that our Board approve the compensation for our non-employee board members; and

•	establishing and reviewing general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee consist of Mr. Denaro, Dr. Gu and Mr. Seaberg. Mr. Seaberg is the chairperson of our Nominating and Corporate Governance Committee.  Mr. Seaberg and Dr. Gu meet the requirements for independence under the current NASDAQ Listing Rules. Under applicable NASDAQ Listing Rules, all members must satisfy the applicable requirements for independence within one year of the listing of our Common Stock on NASDAQ.  Our Nominating and Corporate Governance Committee is responsible for, among other things:

•	identifying and recommending candidates for membership on our Board, including the consideration of nominees submitted by stockholders, and on each of our Boards’ committees;

•	reviewing and recommending our corporate governance guidelines and policies;

•	reviewing proposed waivers of the Code of Business Conduct and Ethics for directors and executive officers;

•	overseeing the process of evaluating the performance of our Board; and

•	assisting our Board on corporate governance matters.

Process for Nominating Potential Director Candidates

The Nominating and Corporate Governance Committee is responsible for identifying, screening and interviewing individuals qualified to become members of our Board and recommending qualified candidates for election by the stockholders consistent with the criteria set forth in the Company’s Corporate Governance Guidelines. In recommending nominees for director, the Nominating and Corporate Governance Committee will consider candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments.  Additional criteria that the Nominating and Corporate Governance Committee and our Board may consider are:

•	the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	the candidate’s experience as a board member of another publicly held company, including those dual-listed in the United States and Australia;

•	the candidate’s professional and academic experience relevant to the Company’s industry;

•	the strength of the candidate’s leadership skills;

•	the candidate’s experience in finance and accounting and/or executive compensation practices;

•	whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable; and

•	the viewpoints, background, experience and other characteristics.

The Nominating and Corporate Governance Committee considers all candidates equally. The Nominating and Corporate Governance Committee reviews the background and qualifications of each nominee to ensure that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds (taking into account the enhanced independence, financial literacy and financial expertise standards that may be required under law, NASDAQ rules or the ASX rules).

The Nominating and Corporate Governance Committee values the input of stockholders in identifying director candidates.  Accordingly, although the Nominating and Corporate Governance Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders, the Nominating and Corporate Governance Committee considers recommendations for Board candidates submitted by stockholders using substantially the same criteria as it applies to recommendations from the Nominating and Corporate Governance Committee, directors and members of management. Any such nominations should be submitted to the Nominating and Corporate Governance Committee in compliance with the procedural requirements set forth in our Bylaws.

Board Leadership Structure

The current Chairman of our Board is John Seaberg, who is an independent director under the NASDAQ Listing Rules and for the purposes of the 4th Edition of the ASX Corporate Governance Council’s Corporate Governance Principles and Recommendations.  The roles of Chairman of our Board and Chief Executive Officer are separate. Our Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer allows our Chief Executive Officer to focus primarily on our business strategy, operations, and corporate vision.

Risk Oversight

While management is responsible for assessing and managing risks to the Company on a day-to-day basis, our Board oversees management’s efforts to assess and manage risk. Our Board (in conjunction particularly with the Audit and Risk Committee) monitors and receives advice on areas of operational and financial risk and considers strategies for appropriate risk management arrangements.  Specific areas of risk which are periodically considered at meetings of our Board include financial management, information technology, people and culture, intellectual property, regulatory (medical), legal, manufacturing, legal and organizational transformation.   Additional areas of focus for our Board include, but are not limited to:

•	managing the Company’s long-term growth;

•	strategic and operational planning, including significant acquisitions and the evaluation of the Company’s capital structure; and

•	legal and regulatory compliance.

More broadly, risks are considered in virtually every business decision and process and as part of the Company’s overall business strategy. While our Board has the ultimate oversight responsibility for the Company’s risk management policies and processes, the committees of our Board also have responsibility for risk oversight.  As noted above, the Company’s Audit and Risk Committee assists our Board in overseeing our risk assessment and management processes related to, among other things, our financial reports and record-keeping, financial risk exposures, and cybersecurity risk, and the steps management has taken to monitor and control such exposures. The Compensation Committee is responsible for overseeing the management of risks relating to our compensation policies and practices, including policies providing for the recovery of incentive or equity-based compensation and limiting hedging activities related to Company stock.  The Nominating and Corporate Governance Committee is responsible for risk oversight associated with corporate governance practices, the composition of our Board and its committees, and environmental, social and governance matters.

Our Board stays informed of each committee’s risk oversight and other activities via regular reports of the committee chairs to the full Board. Our Board’s role in risk oversight is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and our Board and committees providing oversight in connection with those efforts.

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

The Audit and Risk Committee periodically reviews and discusses with management the Company’s policies and internal controls with respect to cybersecurity. Our Senior Group Technology Manager (“SGTM”) (who has over 20 years of experience in information technology roles and holds various industry certifications) reports to the Chief Financial Officer and together report to the Audit and Risk Committee periodically on cyber security matters.  The Audit and Risk Committee reports through to our Board.

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

Our cybersecurity risk management program includes:

•	periodic risk assessments;

•	annual security assessment and penetration testing;

•	A third-party Security Operations Center (“SOC”) partner to monitor, manage and respond to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•
a cyber risk management process for service providers, suppliers, and vendors that have access to our critical systems and information managed through the selection of typically larger well-known providers, which is supplemented by review of contractual arrangements, insurance and information requests;

•	cybersecurity awareness training and phishing campaigns for specific employee groups;

•	disaster recovery plans/procedures;

•	access control and CCTV systems (where appropriate) for the physical protection of Anteris systems; and

•	incident response and recovery procedures, for cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Board and Committee Meetings and Attendance

Directors are expected to make every effort to attend all meetings of our Board and all meetings of the committees on which they serve. During fiscal year ended December 31, 2024, our Board (which, for purposes of this sentence, includes the board of directors of ATL prior to the Reorganization) had 14 Board meetings, our Audit and Risk Committee had 7 meetings, our Nominating and Corporate Governance Committee had no meetings and our Compensation Committee had 1 meeting.  During such period, each member of our Board attended at least 100% of all Board and relevant committee meetings held during the period in which such director served.

Additional Board Information

Each committee is at all times authorized under its charter to have direct, independent and confidential access to our other directors, management and personnel to carry out the committee’s purposes.  Each committee is authorized to conduct or authorize investigations into any matters relating to the purposes, duties or responsibilities of the committee.

Each committee may, in its sole discretion, retain or obtain the advice of legal counsel, compensation or other consultants and other advisers. We must provide for appropriate funding, as determined by each committee, for payment of reasonable compensation to any legal counsel, compensation or other consultant or other adviser retained by the committee.

Named Executive Officers

The following table sets forth as of April 28, 2025, the names and ages of our executive officers, which constitute our named executive officers (“NEOs”) for 2024.  Biographies for each executive officer that is not a director are included below the table. There are no family relationships between the executive officers or between any director and any executive officer.

Name	Age	Position
Wayne Paterson	58	Vice Chairman and Chief Executive Officer
Matthew McDonnell	52	Chief Financial Officer
David St Denis	56	President, Director (former Chief Operating Officer)

Matthew McDonnell

Matthew McDonnell served as ATL’s Chief Financial Officer from November 2018 and, following the Reorganization, now holds the role of Chief Financial Officer of the Company.  He is also the Chief Financial Officer of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, since September 2023. Prior to his appointment as Chief Financial Officer of ATL, Mr. McDonnell worked for KPMG, a global professional services firm, for over 24 years, where he held several senior positions, including 10 years as a partner.  He has a broad range of industry experience and corporate governance acumen, having delivered audit, accounting, and advisory services to a broad range of sectors. During his time at KPMG, Mr. McDonnell worked in Australia covering the financial services, transport, industrial markets, health, childcare and energy industries.  He has experience in restructurings, acquisitions, divestments, privatizations and other significant financial transactions. Mr. McDonnell also served as a director of the State Library of Queensland where he was the Chair of the Audit and Risk Management Committee for eight years.  Mr. McDonnell holds a Bachelor of Economics from Macquarie University, Australia. He is an Associate of Chartered Accountants in Australia and New Zealand, a Fellow of the Financial Services Institute of Australasia and a Member of the Australian Institute of Company Directors.

Corporate Governance Matters

Our Board believes sound corporate governance processes and practices, as well as high ethical standards, are critical to handling challenges and to achieving business success.  We embrace leading governance practices and also conduct ongoing reviews of our governance structure and processes to reflect stockholder input and changing circumstances. Below are highlights of our corporate governance practices and principles.

Our Board has adopted Corporate Governance Guidelines that outline our corporate governance policies and practices, which is available on our website at https://anteristech.com/investors/corporate-governance.html.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics, which applies to all our directors, officers and employees, and is available on our website at https://anteristech.com/investors/corporate-governance.html.

The Audit and Risk Committee is responsible for overseeing the Code of Business Conduct and Ethics and must approve any waivers of the Code of Business Conduct and Ethics for executive officers and directors.  We expect that any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements with respect to our executive officers and directors, will be disclosed on our website.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2024, our Non-Employee Directors (as defined below), Messrs. Seaberg and Denaro and Dr. Gu, each served as a member of the Compensation Committee. Other than Mr. Denaro, no member of the Compensation Committee has served as one of our officers or employees at any time.  None of our executive officers serve, or in the past fiscal year has served, as a member of our Board or compensation committee of any other entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Insider Trading and Securities Dealing Policy

We have adopted an Insider Trading and Securities Dealing Policy, which promotes compliance with insider trading laws, rules and regulations and the NASDAQ Listing Rules. Additionally, the policy prohibits officers, directors, and employees from engaging in short sales, publicly-traded options, or hedging transactions such as prepaid variable forwards, equity swaps, collars and exchange funds or through other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.  Our officers, directors, and employees are also prohibited from including our securities in a margin account or pledging our securities as collateral for a loan.

Stockholder Communications

Any stockholder or other interested party who wishes to communicate with our Board or any individual director may send written communications to our Board or such director, care of Anteris Technologies Global Corp., Toowong Tower, Level 3, Suite 302, 9 Sherwood Road, Toowong QLD 4066, Australia, Attention: Corporate Secretary. Our Corporate Secretary shall initially review and compile all such communications and may summarize such communications prior to forwarding to the appropriate party.  Our Corporate Secretary will not forward communications that are not relevant to the duties and responsibilities of our Board. Our Board will generally respond, or cause us to respond, in writing to bona fide communications from stockholders addressed to one or more members of our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock.  The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Exchange Act, as amended, on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year 2024 other than Messrs. Paterson and Seaberg, who each filed a Form 3 late.

Item 11.	Executive Compensation

The following is a discussion of compensation arrangements of our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

2024 Summary Compensation Table

The following table and related footnotes show the compensation paid to our NEOs during the last two completed fiscal years.  Where applicable, the table includes compensation paid to our NEOs in their capacities as officers of the Company and its subsidiaries during the fiscal years ended December 31, 2023 and December 31, 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)(2)	Option awards ($)(2)	Nonequity incentive plan compensation(3)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)(4)	Total ($)
Wayne Paterson	2024	696,389	125,000	-	1,461,423	725,000	-	35,533	3,043,345
Vice Chairman and Chief Executive Officer	2023	676,381	200,000	-	5,510,065	393,592	-	35,220	6,815,258
David St Denis	2024	450,000	50,000	3,000,000	-	380,000	-	34,596	3,914,596
Former Chief Operating Officer	2023	416,844	20,000	-	3,970,906	249,480	-	35,004	4,692,234
Matthew McDonnell	2024	267,432	50,000	499,998	-	158,757	-	24,471	1,000,658
Chief Financial Officer	2023	242,330	-	-	1,269,074	105,262	-	20,146	1,636,812

(1)	The amount reported in this column for Mr. McDonnell for 2024 is presented in USD using exchange rates which averaged over the year to approximately A$1.00 to $0.65.
(2)
The amounts reported represent the aggregate grant date fair value for the stock and option awards granted in 2024, each computed in accordance with FASB ASC Topic 718. Mr. Paterson’s option award issued with a grant date fair value in AUD has been translated into USD using the spot exchange rate as of the date of grant, May 29, 2024, for which the exchange rate was approximately A$1.00 to $0.66.  Note 16(f) to the company’s consolidated financial statements in our Original Filing, for a description of the assumptions made in the valuation of stock and option awards under FASB ASC Topic 718.

(3)	The non-equity incentive plan compensation bonus for Mr. McDonnell, which has been accrued at year-end, has been translated using the spot exchange rate, which was approximately A$1.00 to $0.62.
(4)
The amounts disclosed as “all other compensation” set out above for Messrs. Paterson and St Denis include amounts related to health and other benefit related payments in the amounts of $25,183 for Mr. Paterson and $25,170 for Mr. St Denis and the Company’s 401(K) match in the amounts of $10,350 for Mr. Paterson and $9,426 for Mr. St Denis.  The amount disclosed as “all other compensation” set out above for Mr. McDonnell includes $23,944 of superannuation payments. All such payments are presented in USD using exchange rates prevailing at the dates of the transactions, which averaged over the year to approximately A$1.00 to $0.65.

Employment Agreements

We have entered into employment agreements with each of our NEOs.  The material terms of the employment agreements are described below.

Under the terms of Mr. Paterson’s revised executive employment agreement (the “Paterson Agreement”), which became effective upon the consummation of the IPO, Mr. Paterson serves as the Chief Executive Officer of the Company and on our Board. Mr. Paterson’s base salary is $725,000, subject to annual review by our Board for increase.  Mr. Paterson is also entitled to receive an annual incentive bonus with a target opportunity of up to 100% of his base salary, a long-term incentive compensation award with a total target fair value of $6,000,000 in connection with the Company’s initial public offering, and, starting with the 2026 calendar year, annual long-term incentive compensation awards with a total target grant value of $4,000,000 both of which are subject to approval by stockholders in accordance with the rules of the ASX. The Paterson Agreement may be terminated by the Company without “cause” or by Mr. Paterson without “good reason” (as each term is defined in the Paterson Agreement) upon six months’ written notice to the other party or by Mr. Paterson for “good reason” by giving notice to the Company of the existence of a “good reason” trigger within sixty days of its occurrence, the Company failing to cure the trigger within the following thirty days, and Mr. Paterson terminating his employment within thirty days of the end of the cure period. If the Company terminates Mr. Paterson’s employment without “cause” or Mr. Paterson terminates employment for “good reason,” Mr. Paterson will receive the following compensation and benefits, subject to his executing and not revoking a release of claims against the Company and its affiliates: the Company will continue to pay Mr. Paterson his base salary for twelve months, Mr. Paterson will be entitled to receive a pro-rata portion of his annual bonus for the year of termination based on actual achievement of the applicable performance metrics, any outstanding equity awards that vest solely based on continuous service will be earned on a pro-rata basis, and any outstanding performance-based equity awards will be earned on a pro-rata basis, subject to the achievement of the applicable performance metrics, and the Company will reimburse Mr. Paterson for COBRA premium payments for twelve months (or until Mr. Paterson becomes eligible for coverage under another medical plan, whichever occurs first). Mr. Paterson will also be entitled to participate in the Company’s employee benefit plans, programs and policies for senior executives. The Paterson Agreement includes customary non-competition, non-solicitation, intellectual property, and confidentiality provisions.

Mr. St Denis’ revised executive employment agreement (the “St Denis Agreement”), which became effective upon the consummation of the IPO, provides for Mr. St Denis’ service as the Chief Operations Officer of the Company. Effective March 5, 2025, Mr. St Denis was appointed as our President and a member of our Board. Pursuant to the St Denis Agreement, Mr. St Denis’ base salary is $475,000, subject to annual review by the Company for increase. Mr. St Denis is also entitled to receive an annual incentive bonus with a target opportunity of up to 80% of his base salary, a long-term incentive compensation award with a total target fair value of $3,000,000 in connection with the Company’s initial public offering, and, starting with the 2026 calendar year, annual long-term incentive compensation awards with a total target grant value of $2,000,000. The latter is subject to approval by stockholders in accordance with the rules of the ASX. The St Denis Agreement may be terminated by the Company without “cause” or by Mr. St Denis upon three months’ written notice to the other party. If the Company terminates Mr. St Denis’ employment without “cause”, subject to Mr. St Denis executing and not revoking a release of claims against the Company and its affiliates, the Company will continue to pay Mr. St Denis his base salary for nine months and will reimburse Mr. St Denis for COBRA premium payments for nine months (or until Mr. St Denis becomes eligible for coverage under another medical plan, whichever occurs first). Mr. St Denis is also provided a cellphone and is entitled to participate in the Company’s employee benefit plans, programs and policies for senior executives. The St Denis Agreement includes customary non-competition, non- solicitation, intellectual property, and confidentiality provisions.

Under the terms of Mr. McDonnell’s revised executive employment agreement (the “McDonnell Contract”), which became effective upon the consummation of the IPO, which supersedes and replaces all prior agreements related to Mr. McDonnell’s employment, Mr. McDonnell serves as the Chief Financial Officer of the Company. Mr. McDonnell’s base salary is $236,246 (AUD $380,000), converted using the spot exchange rate of approximately A$1.00 to $0.62 on December 31, 2024 and excluding superannuation. Mr. McDonnell is entitled to contributions to defined contribution plans (superannuation) at 12.0% (previously 11.5%) of the annual eligible compensation (post July 1, 2024) subject to certain contribution caps. Mr. McDonnell is also entitled to receive an annual incentive bonus of up to 60% of his base salary, a long-term incentive compensation award with a total target fair value of $500,000 in connection with the Company’s initial public offering, and, starting with the 2026 calendar year, annual long-term incentive compensation awards with a total target grant value of $500,000. Either party may terminate the employment relationship generally upon three months’ written notice to the other party. The McDonnell Contract includes non-competition, non-solicitation, intellectual property, and confidentiality provisions.

Short-Term Incentive Compensation

Compensation for individuals is linked to our performance as well as the performance and contribution of the individual. Incentive payments are dependent on defined corporate and individual key performance targets being met. Incentive payments for the NEOs and for our broader company are at the discretion of our Board and the Compensation Committee.

The Compensation Committee believes the setting of key corporate and individual key performance targets which are aligned to the corporate strategy, will drive the development, performance and position of our company. The Compensation Committee expects that this will drive increased stockholder returns going forward.

The NEOs’ short-term incentive (“STI”) bonus performance targets are based on a percentage of their base salaries with the actual incentive dependent on certain company and individual performance conditions being satisfied. STI opportunity targets are based on adjusted EBITDA (earnings before interest, tax, depreciation and amortization), capital position target and achievement of strategic objectives. Strategic targets include measures linked to the advancement of the transcatheter aortic valve replacement program, including the early feasibility study as well as the achievement of a successful listing on NASDAQ and IPO.

Name	Principal Position	Target STI Bonus %
Wayne Paterson	Vice Chairman and Chief Executive Officer	100% of base salary
David St Denis	President, Director (former Chief Operating Officer)	80% of base salary
Matthew McDonnell	Chief Financial Officer	60% of base salary

The Compensation Committee reviewed each of the applicable targets and determined that they were sufficiently met. As a result, each NEO received 100% of their target STI bonus.

In recognition of Mr. Paterson’s, Mr. St Denis’ and Mr. McDonnell’s contributions to the Nasdaq listing process, our Board and Compensation Committee exercised their discretion to award exceptional cash bonuses of $125,000, $50,000 and $50,000, respectively, in addition to the STI bonuses. These amounts are included in the “Bonus” column in the 2024 Summary Compensation Table above.
Policies and Practices Related to the Grant of Certain Equity Awards
The Compensation Committee approves equity awards granted to the NEOs on or before the grant date. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such equity awards, which, for our CEO, are also subject to approval by our stockholders in accordance with the requirements of the ASX. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. In 2024, we did not award any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.
Executive Equity-Based Compensation

During 2024, the Company granted 300,000 options to Mr. Paterson with an exercise price of $14.64, pursuant to stockholder approval, which vest in three equal installments on the first three anniversaries of June 19, 2024, subject to Mr. Paterson’s continued employment through each vesting date. The above quoted exercise price has been translated from AUD using the spot exchange rate on the date of the Reorganization which was approximately A$1.00 to $0.64.

In connection with our U.S. initial public offering (the “IPO”), each NEO received an award of restricted stock units under the Equity Plan (as defined below), which vests annually over a three year period. Vesting of such awards will accelerate upon a termination of employment following a change in control. The NEOs received the following number of restricted stock units: Mr. Paterson, 1,000,000; Mr. St Denis, 500,000; and Mr. McDonnell, 83,333; Mr. Paterson’s award is subject to stockholder approval in accordance with the rules of the ASX.

Equity Compensation Plans

The Company has two historic long-term incentive plans from which no further options or awards will be issued, which were assumed by the Company in connection with the Reorganization:

•	the Admedus Ltd (now known as “n/k/a” ATGC) Employee Long Term Incentive Plan (the “2017 Incentive Plan”), which was approved by stockholders in November 2017; and

•	the Employee Incentive Plan (the “2020 Incentive Plan”).

Under each plan, certain eligible participants could receive ordinary shares, options or rights. The vesting of shares, options or rights may be subject to the satisfaction of service-based conditions and performance hurdles which, when satisfied, will allow eligible participants to receive shares or vested options or rights which are exercisable over shares or CDIs.

Anteris Technologies Global Corp. Equity Incentive Plan

The Company has adopted the Anteris Technologies Global Corp. Equity Incentive Plan (the “Equity Plan”) for purposes of granting options in the Company and other awards based on the shares of the Company to employees and other service providers of the Company. The following is a summary of the material terms of the Equity Plan, which is qualified in its entirety by reference to the full text of the Equity Plan, which was filed as exhibit 10.1 to the Company’s Amendment No. 1 to Form S-1, filed with the SEC on December 9, 2024.

Purpose of the Equity Plan

The purpose of the Equity Plan is to permit award grants to non-employee directors, officers and other employees of the Company and its subsidiaries, and certain consultants to the Company and its subsidiaries, and to provide to such persons incentives and rewards for service and/or performance.

Administration of the Equity Plan

The Equity Plan is administered by the Compensation Committee of our Board or a subcommittee thereof (the “Administrator”). The Administrator has the power to interpret and construe the Equity Plan and is authorized to take any action it determines in its sole discretion to be appropriate, subject to the express limitations contained in the Equity Plan.

Number of Authorized Shares

The aggregate number of shares of Common Stock which may be issued or transferred pursuant to awards granted under the Equity Plan will not exceed, in the aggregate, 5,163,023 shares of Common Stock (the “Share Limit”). The Share Limit will be increased by 5% of the total number of issued and outstanding shares of Common Stock on a fully-diluted basis on the last day of the preceding fiscal year on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan. The aggregate number of shares of Common Stock actually issued or transferred by the Company upon the exercise of incentive stock options (if such awards are able to be granted) will not exceed 4,312,777 shares of Common Stock, which limit will increase by 3% of the total number of issued and outstanding shares of Common Stock at the consummation of the IPO on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan.

The maximum number of shares subject to awards granted on or following the effective date of the Equity Plan during a single calendar year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $750,000 in total value (calculating the value of any such awards based on the fair value of such awards as of their approval effectiveness date); provided, that such calendar year limit shall be $1,000,000 for (i) the non-executive chair of our Board and (ii) a new non-employee director during his or her first year of service on our Board.

In the event of certain changes in the capitalization of the Company, the Administrator will adjust the number and kind of shares of Common Stock available for issuance under the Equity Plan and all awards shall be adjusted as the Compensation Committee, in its sole discretion, determines is equitably required. Except as described below, shares subject to an award under the Equity Plan that are cancelled, forfeited, expire, or become unexercisable without having been exercised in full will be available for subsequent awards under the Equity Plan. Shares withheld in payment of the exercise price of an option or withholding taxes related to an award will be returned to the Share Limit for future grants of awards under the Equity Plan and will not reduce the Share Limit.

Any references in the Equity Plan and this summary to “shares of Common Stock” may be read as a reference to a CHESS Depositary Interest (“CDI”) or shares of Common Stock as the context reasonably requires, unless the contrary intention is expressly stated in the Equity Plan.

Eligibility and Participation

Eligibility to participate in the Equity Plan is generally limited to employees, consultants, directors, and officers of the Company or any subsidiary. Grants of awards over CDIs may only be granted to Australian employees of the Company or a subsidiary who are not U.S. taxpayers.

Types of Awards under the Equity Plan

The Equity Plan authorizes the Administrator to grant awards, individually or collectively, to recipients in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

•	Option rights;

•	Appreciation rights;

•	Restricted stock;

•	Restricted Stock Units (“RSUs”);

•	Cash incentive awards;

•	Performance shares;

•	Performance units (“PSUs”); and

•	Other equity-based awards.

Term of Awards

The term of each award will be determined by the Administrator and stated in the award agreement. In the case of option rights and appreciation rights, the term may not exceed ten years from the grant date or such shorter term as may be provided in the award agreement.

Option Rights

Option rights entitle the option holder to purchase shares of Common Stock at a price established by the Administrator. The Administrator will determine the terms of the option rights, including the vesting and other conditions that must be satisfied for the vesting and exercisability of such awards.

Exercise Price

The Administrator will determine the exercise price of each option right at the date of grant, which price may not be less than 100% of the fair market value of the underlying shares on the date of grant. The Equity Plan prohibits the reduction of the exercise price of option rights without stockholder approval, other than in connection with a change in the Company’s capitalization.

Exercise of Option Rights

An option holder may exercise his or her option rights by delivering notice of the number of option rights that are being exercised accompanied by payment in full of the applicable exercise price, in such form and pursuant to such procedures as the Company may designate from time to time, and may consist of any method of payment by the award agreement and the Equity Plan.

Appreciation Rights

Appreciation rights entitle the holder to receive from the Company an amount determined by the Compensation Committee, which will be expressed as a percentage of the excess of the market value per share of Common Stock on the date when an appreciation right is exercised over the base price provided for with respect to the appreciation right at the time of exercise. The Administrator will determine the terms of the appreciation rights, including the vesting and other conditions that must be satisfied for the vesting and exercisability of such awards.

Base Price

The Administrator will determine the base price of each appreciation right at the date of grant, which price may not be less than 100% of the fair market value of the underlying shares on the date of grant. The Equity Plan prohibits the reduction of the base price of appreciation rights without stockholder approval, other than in connection with a change in the Company’s capitalization.

Stock Awards

Stock awards, including restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other equity-based awards, may be granted under the Equity Plan. These stock awards may be denominated in shares or units payable in shares of Common Stock (e.g., RSUs), and may be settled in cash, shares, or a combination of cash and shares. Dividend equivalents, which represent a right to receive the equivalent value of dividends paid on shares of Common Stock, may be granted in connection with RSUs, performance shares, and PSUs. The Administrator will determine the terms of stock awards, including the vesting and other conditions that must be satisfied for the vesting of such awards.

Tax Withholding

The Administrator may require a recipient to remit and will have the right to deduct or withhold an amount sufficient to satisfy applicable withholding tax requirements with respect to any award granted under the Equity Plan.

Change in Control

The effect, if any, of certain transactions described in the Equity Plan constituting a change in control of the Company on any awards outstanding at the time immediately prior to such change in control may be specifically set forth in the corresponding award agreement, or if no such treatment is specified, then the Administrator will determine the effect of such transaction on any outstanding awards in accordance with the Equity Plan.

Termination and Amendment of the Equity Plan

Our Board may at any time amend the Equity Plan, subject to any required stockholder approval and any required consent from participants to the extent required under the Equity Plan or by applicable law. Our Board may terminate the Equity Plan at any time; provided, however, that such termination will not affect the rights of holders of outstanding awards granted under the Equity Plan or their successors.

Term of Equity Plan

The Equity Plan became effective in connection with the pricing of the IPO, and will continue in effect until terminated through a resolution by our Board, provided that the termination of the Equity Plan will not affect awards then outstanding, and the terms and conditions of the Equity Plan shall continue to apply to such awards. No grant will be made under the Equity Plan on or after the tenth anniversary of the effective date of the Equity Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2024:

	Option awards					Stock awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Wayne Paterson	14,358	-	-	23.56	12/31/2027	-	-
	31,890	-	-	3.76	5/15/2029	-	-
	233,000	-	-	7.13	3/20/2025	-	-
	41,222	-	-	6.04	6/13/2027	-	-
	258,778	-	-	8.25	6/13/2027	-	-
	233,333	466,667(3)	-	15.28	9/15/2028	-	-
	-	300,000(4)	-	14.64	6/19/2029	-	-
David St Denis	5,430	-	-	23.56	12/31/2027	-	-
	60,000	-	-	5.65	9/23/2026	-	-
	133,334	66,666(5)	-	8.25	6/13/2027	-	-
	-	-	-	-	-	700,000(6)	498,204
	-	-	-	-	-	500,000(7)	2,790,000
Matthew McDonnell	2,001	-	-	4.23	7/12/2029	-	-
	60,000	-	-	5.52	9/23/2026	-	-
	33,334	16,666(5)	-	8.06	6/13/2027	-	-
	-	-	-	-	-	233,334(8)	28,420
	-	-	-	-	-	83,333(7)	464,998

(1)
Stock awards include awards granted under the Share Price Performance Plan (“SPP Units”) and restricted stock units. NEOs who hold SPP Units may receive cash post-vesting that is based on positive increases in the price of the Company’s common stock from the base price specified at grant date.

(2)
All options held by Mr. McDonnell are issued in AUD. The exercise prices and share price hurdles have been translated using the year-end spot exchange rate as of December 31, 2024, which was approximately A$1.00 to $0.62.

(3)	Options vest in substantially equal installments on September 15, 2025 and September 15, 2026, subject to Mr. Paterson’s continued employment through each vesting date.
(4)	Options vest in substantially equal installments on June 19, 2025, June 19, 2026, and June 19, 2027, subject to Mr. Paterson’s continued employment through each vesting date.
(5)	Options vest on September 19, 2025, subject to the NEO’s continued employment through such vesting date.
(6)
SPP Units vest as follows: the first tranche vests upon our share price reaching $38.20, the second tranche vests upon our share price reaching $47.75, and the third tranche vests on September 13, 2026. The first and second tranches vest and become exercisable on the earlier of the achievement of the specified share price hurdles for ten consecutive trading days and the completion of three years of service. If the share price hurdles for the first and second tranche are not achieved, the options vest on September 13, 2026.

(7)	Restricted stock units vest in substantially equal installments on December 16, 2025, December 16, 2026, and December 16, 2027, subject to the NEO’s continued employment through such vesting dates.
(8)	SPP Units vest in substantially equal installments on September 13, 2025 and September 13, 2026, subject to Mr. McDonnell’s continued employment through such vesting dates.

Amended Options

In connection with the consummation of the schemes of arrangement concurrent with the IPO, options to purchase ATL ordinary shares that were outstanding immediately prior to the consummation of such schemes of arrangement were amended. The amended options are options to acquire shares of Common Stock or CDIs, as applicable. The amended options are subject to substantially similar provisions applicable to the options to purchase ATL ordinary shares, including the vesting conditions and option terms.

Retirement Plan

Australian employees are entitled to contributions to defined contribution plans (superannuation) at 12% of the participant’s annual eligible gross salary and wages (post July 1, 2024) subject to certain contribution caps. The rate has increased by 0.5% annually for the past three years. U.S. employees receive 3% of gross income as an employer contribution limited by the eligible compensation threshold.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with the NASDAQ Listing Rules, as required by the Dodd-Frank Act.

Health Benefit Plan

The Company provides a health benefit plan to U.S.-based NEOs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the amounts of securities authorized for issuance under our compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,088,874(1)	$11.57(2)	0
Equity compensation plans not approved by security holders (3)	749,999(4)	Not applicable(5)	4,413,024(6)
Total	3,838,873	$11.57	4,413,024

(1)
Reflects 30,561 options outstanding under the 2017 Incentive Plan, 769,065 options outstanding under the 2020 Incentive Plan, and 2,289,248 options outstanding which were granted to directors pursuant to ATL stockholder approval. Such plans and outstanding options were assumed by the Company in 2024.

(2)	The weighted-average exercise price relates to outstanding options.
(3)	See “Anteris Technologies Global Corp. Equity Incentive Plan” above for a description of the material features of the Equity Plan.
(4)	Reflects RSUs outstanding under the Equity Plan.
(5)	The Company’s RSUs have no exercise price.
(6)
Consists of 4,413,024 shares of Common Stock available under the Equity Plan. In general, the aggregate share limit under the Equity Plan will be automatically increased by 5% of the total number of issued and outstanding shares of Common Stock on a fully-diluted basis on the last day of the preceding fiscal year on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan.

2024 Director Compensation

The following table and related footnotes show the compensation paid to the members of our Board (and the board of ATL) other than Mr. Paterson, who served as our Chief Executive Officer during 2024 (such directors, the “Non-Employee Directors”) during the last completed fiscal year. Where applicable, the table includes compensation paid to our Non-Employee Directors in their capacities as directors of the Company during the last completed fiscal year.

Name	Fees earned or paid in cash ($)(2)	Stock awards ($)	Option awards ($)(3)	Nonequity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other Compensation(4)	Total ($)
John Seaberg	152,033	-	365,356	-	-	-	517,389
Stephen Denaro	108,089(1)	-	243,570	-	-	8,430	360,089
Wenvi Gu	71,706	-	243,570	-	-	8,430	323,706

(1)	Mr. Denaro received $72,217 plus superannuation for directors fees and received $35,872 for Company secretarial services.
(2)	The amounts in this column are presented in USD using the average exchange rate for the fiscal year ended December 31, 2024, which was approximately A$1.00 to $0.66.

(3)
The values in in this column, which have been computed in accordance with Financial Accounting Standards Board Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) represent the aggregate grant date fair value of option awards granted in 2024. Options issued with a grant date fair value in AUD have been translated into USD using the spot exchange rate of approximately A$1.00 to $0.66 as of May 29, 2024, the date of grant. As of December 31, 2024, our Non-Employee Directors held the following outstanding equity awards: Mr. Seaberg – 40,000 options exercisable at $7.13, 80,000 options exercisable at $8.25, 157,500 options exercisable at $15.28, and 75,000 options exercisable at $14.64; Mr. Denaro – 16,500 options exercisable at $6.96, 40,000 options exercisable at $8.06, 80,500 options exercisable at $14.92, and 50,000 options exercisable at $14.30; and Dr. Gu – 40,000 options exercisable at $8.06, 80,500 options exercisable at $14.92, and 50,000 options exercisable at $14.30. The exercise prices of options held by the Australian directors, which are designated in AUD, have been converted using the year-end spot exchange rate as of December 31, 2024, which was approximately A$1.00 to $0.62.

(4)
The amounts in this column are presented in USD using the average exchange rate for the fiscal year ended December 31, 2024, which was approximately A$1.00 to $0.66. All other compensation amounts relate to superannuation entitlements.

The Non-Employee Directors receive directors’ cash fees and options. As of January 1, 2024 through to December 16, 2024, which was the date of the completion of our Reorganization to become a Delaware corporation, the chairperson received a fixed cash fee of $152,145 per annum and the other Non-Employee Directors received a fixed cash fee of $69,193 per annum plus superannuation converted using the spot exchange rate as of the date of Reorganization, December 16, 2024, which was approximately A$1.00 to $0.64. In addition, the director serving as the Company Secretary received an annual fee of AUD $54,336. The Non-Employee Directors’ cash fees were determined within an aggregate directors’ fee pool limit, which was periodically recommended for approval by stockholders. The fee pool limit stood at $445,690 per annum (AUD $700,000) converted using the spot exchange rate as of the date of Reorganization, December 16, 2024, which was approximately A$1.00 to $0.64, as approved by stockholders at Anteris Technologies Ltd’s 2014 Annual General Meeting. The fees were paid monthly. Upon pricing of our IPO, we adopted the Non-Employee Director Compensation Policy described below.

In June 2024, following the approval by stockholders at the Annual General Meeting on May 29, 2024, the Company issued 475,000 options with an exercise price of AUD $23.00 per share to directors (Mr. Seaberg 75,000 options; Mr. Paterson 300,000 options, Mr. Denaro 50,000 options and Dr. Gu 50,000 options). The quoted exercise prices of $14.64 for the options held by the US directors were converted to U.S. dollars at the time of the Reorganization using the spot of A$1.00 to $0.64. The quoted exercise prices of $14.30 for the options held by the Australian directors have been translated from AUD using the year-end spot exchange rate as of December 31, 2024, which was approximately A$1.00 to $0.67. The option grants described in the table above will vest in three equal (or broadly equal) tranches over one, two, and three years so long as the recipient continues to serve as a director through each applicable vesting date.

Our Australian-based Non-Employee Directors also receive 12% superannuation from July 1, 2024 (previously 11.5%).

Non-Employee Director Compensation Policy

Effective upon the pricing of our IPO, we adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) to provide for the compensation of non-employee directors for service on our Board. Each non-employee director receives an annual cash retainer for their service in each position as denoted below, each of which is payable in twelve equal monthly installments and is prorated for any portion of a month that a non-employee director is not serving in such position on our Board. Non-employee directors’ annual cash retainers are determined within an aggregate directors’ fee pool limit, which is periodically recommended for approval by stockholders and stands at $2 million per annum, unless increased by approval of stockholders. The annual cash retainers for each applicable position are:

Non-Executive Board Chair*	$150,000
Board Member	$45,000
Lead Independent Director (if appointed)	$25,000
Audit Committee Chair**	$20,000
Compensation Committee Chair**	$15,000
Nominating & Governance Committee Chair**	$10,000
Audit Committee Member	$10,000
Compensation Committee Member	$7,500
Nominating & Governance Committee Member	$5,000

*	This is the total cash compensation and the Non-Executive Board Chair is not eligible for any additional cash retainers.
**	Annual retainers for Committee chairs are paid in lieu of, not in addition to, annual retainers for Committee members.

Pursuant to the Director Compensation Policy and subject to stockholder approval on a per grant basis in accordance with the rules of the ASX, unless the underlying security which is acquired on exercise of the option or otherwise on satisfaction of right is purchased on-market (as specified in an award agreement), non-employee directors who are elected or appointed to our Board receive an initial grant of restricted stock units with an aggregate grant date fair value of $250,000, which vests in three equal annual installments, subject to each non-employee director’s continued service through such date. Non-employee directors who serve on our Board as of the date of any annual stockholder meeting and will continue to serve on our Board following such annual stockholder meeting receive, subject to approval on a per grant basis in accordance with the rules of the ASX, unless the underlying security which is acquired on exercise of the option or otherwise on satisfaction of right is purchased on-market (as specified in an award agreement), an annual grant of restricted stock units with an aggregate grant date fair value of $125,000, except for the Non-Executive Board Chair, who receives a grant with a target value of $250,000, which vests on the earlier to occur of the first anniversary of the grant date and the date of our next annual stockholder meeting, subject to each non-employee director’s continued service through such date. A non-employee director who has served on our Board for fewer than six months prior to an annual stockholder meeting receives a prorated grant of restricted stock units, which vests on the earlier to occur of the first anniversary of the grant date and the date of our next annual stockholder meeting, subject to such non-employee director’s continued service through such date. A non-employee director elected for the first time to our Board at an annual stockholder meeting will be eligible to receive only an initial grant of restricted stock units.

In addition, in connection with our IPO, non-employee directors, other than the Non-Executive Board Chair, received grants of restricted stock units with a target fair value of $250,000, and the Non-Executive Board Chair received a grant of restricted stock units with a target fair value of $500,000, each of which is subject to approval by stockholders in accordance with the rules of the ASX and vests annually over a three year period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our Common Stock (including our CDIs), as of April 14, 2025 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our Common Stock (including our CDIs); each of our NEOs; each of our directors; and all of our executive officers and directors as a group. The table also sets out the names of all persons (to the best of our knowledge) who have disclosed pursuant to the Corporations Act 2001 (Cth) or in filings made with the SEC that they are “substantial shareholders” of our company and carry 5% or more of the voting rights attached to our issued securities.

Unless otherwise indicated in the table or the related notes thereto, the address for each person named in the table is c/o Anteris Technologies Global Corp. 860 Blue Gentian Road, Suite 340, Eagan, Minnesota 55121.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock(1)		Percentage(2)
Directors and NEOs
J. Seaberg	152,210	(3)	*
W. Paterson	616,689	(4)	1.7%
S. Denaro	90,555	(5)	*
W. Gu	66,833	(6)	*
D. St Denis	198,764	(7)	*
M. McDonnell	95,335	(8)	*
All directors and executive officers as a group (six persons)	1,220,386		3.3%

5%+ Stockholders
L1 Capital Pty Ltd	6,741,401	(9)	18.7%
Sio Capital Management, LLC	3,464,965	(10)	9.6%
Perceptive Advisors, LLC	2,440,000	(11)	6.8%

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

(2)
Percentage of ownership is based on 36,062,370 shares of our Common Stock issued and outstanding as of April 14, 2025 (including shares of Common Stock represented by CDIs). Shares of Common Stock underlying options or RSUs exercisable within 60 days of April 14, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Reflects 19,710 shares of Common Stock and 132,500 stock options to acquire 132,500 shares of our Common Stock exercisable within 60 days of April 14, 2025.
(4)	Reflects 32,941 shares of Common Stock and 583,748 stock options to acquire 583,748 shares of our Common Stock exercisable within 60 days of April 14, 2025.
(5)
Reflects 23,722 shares of Common Stock held by Citicorp Nominees Pty Limited and 66,833 stock options to acquire 66,833 shares of our Common Stock exercisable within 60 days of April 14, 2025 which are held by Sloane Pty Ltd as Trustee for the Denaro Family Trust. Mr. Denaro serves as the director and sole shareholder of Sloane Pty Ltd, which Mr. Denaro is deemed to beneficially own.

(6)	Reflects 66,833 stock options to acquire 66,833 shares of our Common Stock exercisable within 60 days of April 14, 2025.
(7)	Reflects 198,764 stock options to acquire 198,764 shares of our Common Stock exercisable within 60 days of April 14, 2025.

(8)
Reflects 95,335 stock options to acquire 95,335 shares of our Common Stock exercisable within 60 days of April 14, 2025 which are held by Quadroo Pty Ltd, as Trustee for the McDonnell Family Trust. Mr. McDonnell and his spouse serve as directors of Quadroo Pty Ltd and share voting and investment power over such shares.

(9)
Represents shares of Common Stock beneficially owned by L1 Capital Pty Ltd, as of December 16, 2024, as reported on the Schedule 13G filed by L1 Capital Pty Ltd with the SEC on January 23, 2025. The address for L1 Capital Pty Ltd is Level 45, 101 Collins Street, Melbourne, VIC 3000 Australia.

(10)
Represents shares of Common Stock beneficially owned by Sio Capital Management, LLC (“Sio”), as of March 31, 2025, as reported on the Schedule 13G filed by Sio with the SEC on April 8, 2025. Sio is a registered investment adviser to certain affiliated funds that directly hold the shares of Common Stock for the benefit of their respective investors, and in such capacity, Sio has voting and dispositive power over such shares. The address for Sio is 600 Third Avenue, 2nd Floor, New York, NY 10016.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures with Respect to Related Party Transactions

Our Audit and Risk Committee charter requires that the Audit and Risk Committee review and approve or disapprove all related person transactions that are required to be disclosed by Item 404 of Regulation S-K. We review all relationships and transactions reported to us in which we and our directors and executive officers or their immediate family members or any person who is known by us to be the beneficial owner of more than five percent (5%) of our voting stock are participants to determine whether such persons have a direct or indirect material interest. Our Secretary is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether our company or a related person has a direct or indirect material interest in the transaction.

We have a written related-party transaction policy that applies to our executive officers, directors, director nominees, holders of more than 5% of any class of our voting securities and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons. Such persons will not be permitted to enter into a related-party transaction with us without the prior consent of our Audit and Risk Committee, or other independent members of our Board in the event it is inappropriate for our Audit and Risk Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, director nominee, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 or one percent (1%) of the average of our total assets as of the end of last three completed fiscal years must first be presented to our Audit and Risk Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit and Risk Committee will consider the relevant facts and circumstances available and deemed relevant to our Audit and Risk Committee, including, but not limited to, the commercial reasonableness of the terms of the transaction and the materiality and character of the related party’s direct or indirect interest in the transaction.

Certain Relationships and Related Transactions

Other than executive compensation arrangements described elsewhere in this Amendment (See “Item 11. Executive Compensation”), described below are the transactions and proposed transactions, since the beginning of our fiscal year ended December 31, 2022, in which we were or are to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 and one percent (1%) of the average of our total assets as of year end for the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

Reorganization Transactions

Prior to the consummation of our IPO, we completed the Reorganization pursuant to which we received all of the issued and outstanding shares of ATL, which was formerly an Australian public company originally registered in Western Australia, Australia and listed on the ASX, pursuant to the Scheme under Part 5.1 of the Corporations Act. Contemporaneously with implementation of the Scheme, ATL also cancelled all existing options it has on issue in exchange for our company issuing replacement options to acquire Common Stock pursuant to the Option Scheme under Part 5.1 of the Corporations Act. The Scheme was approved by ATL’s shareholders at a general meeting of shareholders, which was held on December 3, 2024. The Option Scheme was approved by ATL’s optionholders at a general meeting of optionholders held on the same day. ATL obtained approval of the Scheme and the Option Scheme by the Supreme Court of Queensland on December 4, 2024. As a result of the Reorganization, ATL became a wholly owned subsidiary of our company and the shareholders of ATL immediately prior to the consummation of the IPO became holders of the either one share of Common Stock for every ordinary share of ATL or one CDI for every one ordinary share of ATL for each share held as of the record date.

Deed of Cross Guarantee

The Company and ATL (ACN 088 221 078) are party to a deed of cross guarantee dated December 20, 2024 (“Deed”). The Company and ATL were the only parties to the Deed at December 31, 2024, and comprise the “closed group” for the purposes of the Deed and, as there are no other parties to the Deed that are controlled by the Company, the Company and ATL also represent the “extended closed group.” By entering into the Deed, the Company and ATL have guaranteed the debts of each other. There have been no changes in ownership of any members of the closed group or in the parties to the deed of cross guarantee since December 31, 2024.

Acquisition of 30% Stake in v2vmedtech, inc.

On April 18, 2023, we purchased 30% of the equity capital stock of v2vmedtech, pursuant to a contribution and stock purchase agreement (the “Stock Purchase Agreement”), and concurrently contributed $0.2 million and entered into a development agreement (the “Development Agreement”) and series of agreements (collectively, the “v2v Agreements”) with v2vmedtech. v2vmedtech has a license agreement with Columbia University to develop an innovative heart valve repair device utilizing a transcatheter edge-to-edge repair method for a minimally invasive treatment of mitral and tricuspid valve regurgitation, also known as leaky valve.

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

Stage 1 is the development of a preferred concept for the TEER Product, during which we provided analytical, engineering and product development services for the TEER Product, gather and document preliminary or critical product requirements, create product specifications, design at least one concept to meet that product specification, and provide initial prototypes. During this stage, v2vmedtech established a separate medical advisory board (the “v2v Advisory Board”). Stage 1 concluded with a design review with non-Anteris members of v2vmedtech, prior to proceeding to Stage 2. The research and development (“R&D”) contributions (excluding general and administration expenses) paid by us under Stage 1 were $2.2 million.

Stage 2 involves manufacturing and testing prototypes of the preferred concept to finalize the TEER Product design for concept lock. This stage includes additional engineering and product development services to modify the preferred concept of the TEER Product at our sole discretion. Before we make a decision to advance to Stage 3, a design review with non-Anteris members of v2vmedtech will be conducted and their feedback will be considered. In addition, to advance to Stage 3, the TEER Product must meet all established criteria in our quality system. The R&D contributions (excluding general and administration expenses) paid by us as set out in the Development Agreement under Stage 2 are expected to be $0.4 million to $0.8 million.

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

Development is currently in Stage 2 and has reached concept lock on the clips and coupler. Timing for a first in human trial cannot be reasonably determined at this time as it is contingent on successful completion of further stages of R&D, including the design, prototyping and testing, preclinical testing and completion of regulatory submissions. The timing to complete these activities is influenced by the v2v Agreements, which state that the Development Agreement can be terminated if certain expenditure amounts, development milestones or regulatory approvals are not incurred or achieved from March 31, 2027 and onwards. The total amount of eligible development contributions and operational contributions paid by us under the v2v Agreements as of December 31, 2024 was $3.6 million.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board or executive officer to the maximum extent allowed under Delaware law.

Item 14.	Principal Accounting Fees and Services

Fees billed by KPMG (Brisbane, Australia, PCAOB ID 1020) for the fiscal years ended December 31, 2024 and 2023, respectively, are as follows:

	Fiscal Year Ended December 31,
	2024	2023
Audit fees(1)	$649,610	$321,661
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	769
Total fees	$649,610	$322,430

(1)
Audit fees consist of fees for professional services provided primarily in connection with the annual audit of our financial statements, quarterly reviews and services associated with SEC registration statements and other documents issued in connection with the IPO including comfort letters and consents.

Determination of Independence

In considering the nature of the services provided by our independent registered public accounting firm, the Audit and Risk Committee determined that such services are compatible with the provision of independent audit services. The Audit and Risk Committee discussed these services with our independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditor independence.

Additional information concerning the Audit and Risk Committee and its activities can be found in the “Board Committees—Audit and Risk Committee” section of this Amendment.

Pre-Approval Policy

According to policies adopted by the Audit and Risk Committee and ratified by our Board, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be preapproved by the Audit and Risk Committee. The Audit and Risk Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors.

The Audit and Risk Committee approved one hundred percent (100%) of all services provided by KPMG during the year ended December 31, 2024. The Audit and Risk Committee has considered the nature and amount of the fees billed by KPMG and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit Number	Description
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 29th day of April, 2025.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
Name: Wayne Paterson
Title: Vice Chairman and Chief Executive Officer