Form 10-Q
period 2025-03-31
Anteris Technologies Global Corp.
filed 2025-05-13
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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
YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2025 was 36,062,087.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended March 31, 2025

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Form 10-Q, other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:
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

We have based the forward-looking statements contained in this Form 10-Q largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “Annual Report”), as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act do not protect any forward-looking statements that we make within this Form 10-Q.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements.

3

This Form 10-Q contains certain data and information that we obtained from various publications, including industry data and information from FMI. Statistical data in these publications also include projections based on a number of assumptions. The global, North American and European TAVR markets may not grow at the rate projected by market data or at all. Failure of the global, North American and European TAVR markets to grow at the projected rate may have a material and adverse effect on our business and the market price of our common stock, par value $0.0001 per share (“Common Stock”), and CHESS Depository Interests (“CDIs”).

All references in this Form 10-Q to Common Stock shall include the shares represented by CDIs unless the context suggests otherwise. In addition, the nature of the medical technology industry results in significant uncertainties for any projections or estimates relating to the growth prospects or future condition of our industry. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

4

Part I. Financial Information

Item 1.
Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of US dollars, except per share information; unaudited)

		Three months ended March 31,
	Note	2025 $	2024 $
Net sales		556	766
Costs and expenses:
Cost of products sold		(207)	(473)
Research and development expense		(16,456)	(11,556)
Selling, general and administrative expense		(5,673)	(6,522)
Operating loss		(21,780)	(17,785)
Other non-operating income, net		91	414
Interest and amortization of debt discount and expense		(26)	(17)
Net foreign exchange (losses)/gains		(219)	1,233
Fair value movement of derivatives		3	2
Loss before income taxes from continuing operations		(21,931)	(16,153)
Income tax (expense)/benefit		-	-
Loss after income tax		(21,931)	(16,153)

Total (loss)/gain is attributable to:
Non-controlling interests		(67)	197
Stockholders of the Company		(21,864)	(16,350)
		(21,931)	(16,153)
Share information
Basic and diluted loss per share ($ per share)	9	(0.61)	(0.91)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of US dollars; unaudited)

	Three months ended March 31,
	2025 $	2024 $
Loss after income tax	(21,931)	(16,153)
Other comprehensive (income)/loss, net of tax:
Foreign currency translation adjustments	174	(1,561)
Other comprehensive (income)/loss for the period, net of tax	174	(1,561)
Total comprehensive loss	(21,757)	(17,714)

Total comprehensive loss is attributable to:
Non-controlling interests	(67)	197
Stockholders of the Company	(21,690)	(17,911)
	(21,757)	(17,714)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share quantities; unaudited)

	Note	March 31, 2025 $	December 31, 2024 $
ASSETS
Current Assets
Cash and cash equivalents		48,955	70,458
Accounts receivable from customers, net of allowances		189	208
Inventories		364	513
Prepaid expenses		1,226	640
Other current assets	5	2,248	2,832
Total Current Assets		52,982	74,651
Non-Current Assets
Plant and equipment, net		4,660	4,774
Operating lease right-of-use assets, net		1,008	1,085
Intangible assets, net		142	189
Total Non-Current Assets		5,810	6,048
TOTAL ASSETS		58,792	80,699
LIABILITIES
Current Liabilities
Accounts payable		5,479	5,889
Accrued and other liabilities	6	7,491	9,921
Current portion of operating lease liabilities		765	747
Current portion of debt obligations	7	690	3
Total Current Liabilities		14,425	16,560
Non-Current Liabilities
Operating lease liabilities		535	645
Long-term debt obligations		30	-
Other liabilities	6	689	812
Total Non-Current Liabilities		1,254	1,457
TOTAL LIABILITIES		15,679	18,017
COMMITMENTS AND CONTINGENCIES	12
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 36,062,087 and 35,939,816 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	4	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized		-	-
Additional paid in capital		352,224	350,036
Accumulated other comprehensive loss		(10,717)	(10,891)
Accumulated deficit		(298,252)	(276,388)
TOTAL STOCKHOLDERS’ EQUITY		43,259	62,761
Non-controlling interests	11	(146)	(79)
TOTAL EQUITY		43,113	62,682
TOTAL LIABILITIES AND EQUITY		58,792	80,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share quantities; unaudited)

	Common stock
	Shares Quantity	Par Value $	Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non- controlling interests $	Total Equity $
Balance at December 31, 2023	17,820,149	2	228,951	(9,555)	(200,097)	19,301	(403)	18,898
(Loss)/Gain after income tax	-	-	-	-	(16,350)	(16,350)	197	(16,153)
Other comprehensive loss	-	-	-	(1,561)	-	(1,561)	-	(1,561)
Common stock issued	275,167	-	1,711	-	-	1,711	-	1,711
Stock-based compensation	-	-	1,500	-	-	1,500	-	1,500
Balance at March 31, 2024	18,095,316	2	232,162	(11,116)	(216,447)	4,601	(206)	4,395

Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
(Loss)/Gain after income tax	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive loss	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars; unaudited)

		Three months ended March 31,
	Note	2025 $	2024 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(21,931)	(16,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		403	345
Equity-settled stock-based compensation		1,703	1,500
Net foreign exchange losses/(gains)		219	(1,233)
Other items		(18)	(7)
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(324)	(322)
Inventories		150	28
Accounts payable, accrued and other liabilities		(1,691)	310
NET CASH USED IN OPERATING ACTIVITIES		(21,489)	(15,532)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(248)	(717)
Deferred proceeds from sale of distribution rights		1,358	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		1,110	(717)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issues	8	618	1,815
Share issue transaction costs	8	(1,161)	(104)
Repayment of debt		(547)	(154)
Principal payments under finance lease obligations		(1)	(4)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(1,091)	1,553
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(33)	523
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		(21,503)	(14,173)
Balance at beginning of period		70,458	21,089
Balance at end of period		48,955	6,916

SUPPLEMENTAL CASH FLOW INFORMATION
Operating cash flows relating to operating leases		258	203

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

On December 16, 2024, the Company completed the reverse recapitalization and an initial public offering (“IPO”) of 14,800,000 shares of Common Stock.

ATGC’s principal activities consist of:

●
Continued research and development (“R&D”) of development of DurAVR THV consisting of a single-piece biomimetic valve made with our primary ADAPT tissue-enhancing technology and deployed with our ComASUR balloon-expandable delivery system, to address unmet medical needs in the treatment of aortic stenosis.  The DurAVR THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

●
Generating and compiling data to gain United States Food and Drug Administration (“FDA”) approval to commence the randomized global pivotal study (the “PARADIGM Trial”), a key milestone on the path to commercialization. Data from the PARADIGM Trial will aim to provide the clinical evidence required to support a Premarket Approval (PMA) application in the United States and a parallel CE Mark approval in Europe.

●
The co-development with v2vmedtech, inc. (“v2v”), of an innovative heart valve repair device for the minimally invasive treatment of mitral and tricuspid valve regurgitation (also known as a leaky valve).

2.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  These policies have been consistently applied to all the periods presented, unless otherwise stated.  The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“US dollars” or “$”). Some amounts may not reconcile due to rounding.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

2.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the quarter ended March 31, 2024, the condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows, and changes in equity of ATL and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheet at December 31, 2024 presents the financial condition of the Company and its consolidated subsidiaries, including ATL, and reflects the initial recording of ATGC’s assets and liabilities at their historical cost.

In accordance with ASC 805, Business Combinations, ATL’s historical equity has been retrospectively restated for all periods up to December 16, 2024, the closing date of the reverse recapitalization (the “Closing Date”) to reflect the number of shares of Common Stock issued to Legacy ATL Holders in connection with the reverse recapitalization. Additionally, the par value of Common Stock has been restated to align with the post-transaction capital structure.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations of future events that management believe to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties.

The accounting policies adopted in the preparation of the condensed consolidated financial statements are consistent with those adopted and disclosed in the Group’s (defined below) financial statements for the year ended December 31, 2024, and therefore these condensed consolidated financial statements do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 as included in the Annual Report.

There have been no material changes to the Company's significant accounting policies from those described in the consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

(a)       Principles of consolidation

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

2.         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)        Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. This ASU was effective January 1, 2025 for smaller reporting companies. The Company has assessed the impact of adopting this accounting guidance and has determined that it does not impact the fair value measurement of our existing equity securities. Nevertheless, the Company will apply the guidance and incorporate the new required disclosures in future filings as needed.

(c)        New Accounting Standards Not Yet Adopted

The FASB has issued several new accounting pronouncements during the first three months of 2025 which the Company has reviewed. Based on this assessment, the Company has determined that there are no new accounting pronouncements issued but not yet adopted that would have a material impact on the Company's financial position, results of operations, or cash flows.

For further details on new accounting pronouncements issued in prior years but not yet adopted, refer to note 2(aa) in the consolidated financial statements for the year ended December 31, 2024.

3.         GOING CONCERN

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates continuity of normal business activities and realization of assets and discharges of liabilities in the ordinary course of business. As disclosed in the financial statements, the Group incurred a net loss of $21.9 million and had net cash outflows from operating activities of $21.5 million for the three months ended March 31, 2025. As of that date, the Group had a cash balance of $49.0 million.

The Group has been investing in research and development activities associated with the continuing development and proposed commercialization of DurAVR® THV system, as well as continuing to invest in research and development. During the three months to March 31, 2025, amounts invested in research and development activities and general operations exceeded cash inflows associated with sales of CardioCel™ and VascuCel™ tissue products.

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

To become and remain profitable, the Group has commenced conducting clinical trials and seeking to obtain regulatory approvals with the aim of commercializing, manufacturing and supplying products, including DurAVR® THV system, that generate significant revenue. For medtech devices, including DurAVR® THV system, this will require the Group to obtain further relevant regulatory approvals, successfully complete product clinical trials, develop and expand quality management systems, obtain regulatory approval post completion of clinical trials, expand manufacturing and distribution capabilities and comply with ongoing post-market regulatory requirements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

3.        GOING CONCERN (continued)

Prior to achieving commercialization, the Group will periodically require capital infusion through the issuance of shares of Common Stock, debt instruments, or other securities that can be converted into Common Stock. The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. If the Group is unable to obtain adequate capital resources to fund operations, it may be necessary to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the business, results of operations and its ability to operate as a going concern. However, the Group has established a track record of successfully raising new capital and entering into debt facilities. This includes completing an IPO in the fourth quarter of 2024 of 14,800,000 shares of Common Stock for gross proceeds of $88.8 million before underwriting discounts, commissions and other transaction costs.

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

4.        INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the three months ended March 31, 2025 and March 31, 2024.

Deferred tax assets and liabilities are determined based upon the differences between the unaudited condensed consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax assets as the Company has determined that it was more likely than not that the Company would not realize the benefits of net deferred tax assets.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025
5.
OTHER ASSETS

(in thousands)	March 31, 2025 $	December 31, 2024 $
Current
Deferred proceeds receivable	-	1,376
Research and development tax incentive	800	792
Lease incentive receivable	175	175
Future insurance benefits (1)	674	-
Other receivables	599	489
	2,248	2,832
(1)
Refer to note 7 Debt Obligations.
6.
ACCRUED AND OTHER LIABILITIES

(in thousands)	March 31, 2025 $	December 31, 2024 $
Current
Accrued liabilities	5,735	4,490
Employee compensation and withholdings	1,756	3,989
Estimated legal contingency liability	-	1,440
Cash-settled stock-based payment provision	-	2
	7,491	9,921
Non-current
Employee compensation and retirement benefits	90	84
Lease asset retirement obligation	464	452
Cash-settled stock-based payment provision	83	222
Other variable liabilities	52	54
	689	812

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

7.        DEBT OBLIGATIONS

Supplier financing arrangements

The Group utilizes supplier financing arrangements to fund insurance premiums. Under the arrangements, the settlement of the supplier obligations is paid directly by the financiers. The Group pays the financiers a set amount per month over an agreed period of 10 months. These repayments are recognized as financing cash outflows. In the event that the Group defaults on payments to the financiers, the financiers can cancel the related insurance.

At the time of initial recognition of the supplier financing arrangement, an asset (recognized in other assets) and a corresponding debt obligation is recognized representing both the future insurance benefits and the obligation to repay the financiers respectively. The asset is subsequently expensed on a straight-line basis over the period of the insurance term. The total amounts payable to the financiers was $0.7 million as of March 31, 2025 and $0.2 million as of March 31, 2024 which was recognized as a current debt obligation.

There were no outstanding payment obligations to the insurance suppliers under this arrangement as of March 31, 2025 and March 31, 2024.

8.        EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 14 Equity in the audited consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

During the quarter ended March 31, 2025, the Company received net cash proceeds of $0.6 million relating to shares issued during the quarter.  This was offset by $1.2 million in transaction costs related to the Company’s initial public offering, completed in December 2024, which were paid during the quarter.  The details of issuances of shares of Common Stock are as follows:

•
In January 2025, in connection with the Initial Public Offering in the United States which closed on December 16, 2024, TD Cowen, Barclays and Cantor (the in their capacity as the underwriters’ representatives in the IPO) partially exercised the over-allotment option granted by the Company in respect of 78,481 shares of Common Stock at the purchase price of $6.00 per share for gross proceeds of $0.5 million.

•
831 unlisted options issued under the Employee Incentive Plan were exercised. These options had a weighted average exercise price of $3.99 per share.

•
In March 2025, the following directors exercised options:

–
Mr. John Seaberg exercised 40,000 options with an exercise price $7.13 per option and as a result was issued 3,852 shares of Common Stock. The intrinsic value of the 40,000 options represented the consideration for the issue of 3,852 shares.

–
Mr. Wayne Paterson exercised 233,000 options with an exercise price $7.13 per option and as a result was issued 12,607 shares of Common Stock. The net intrinsic value of the 233,000 options (after deduction of taxes and withholdings) represented the consideration for the issue of 12,607 shares.

–
Mr. Stephen Denaro exercised 16,500 options with an exercise price of AUD $11.20 raising $114,833.

•
During the quarter, external investors exercised 10,000 options for $6.22 per share raising $0.1 million.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025
8.
EQUITY (continued)
For the comparable three-month period ended March 31, 2024, ATL issued the following ordinary shares:
•
In January 2024, 667 unlisted options issued under the Employee Incentive Plan were exercised. These options had an exercise price of $5.67 equivalent per share (AUD $8.60).
•
In January 2024, external investors exercised 12,500 unlisted options for $6.70 equivalent per share (AUD 10.00) raising $0.1 million.
•
In March 2024, external investors exercised 262,000 unlisted options for $6.59 equivalent per share (AUD 10.00) raising $1.7 million.
9.
LOSS PER SHARE
The below table presents the computation of basic and diluted loss per share:

		Three months ended March 31,
		2025	2024
Loss for the period, attributable to the owners of the Company	$’000	(21,864)	(16,350)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	36,012,290	17,890,457
Basic and diluted loss per share		$(0.61)	(0.91)
Securities excluded as their inclusion would be anti-dilutive	Number	4,525,643	5,673,329
10.
STOCK-BASED COMPENSATION
(a)
Stock-based compensation expense
The following table presents the components and classification of stock-based compensation expense recognized for stock options, cash-settled stock-based payments rights (“SPP”), restricted stock units (“RSU”) and shares issued to employees, directors and consultants:

	Three months ended March 31,
(in thousands)	2025 $	2024 $
Equity-settled stock-based payments (including stock options and RSUs)	1,703	1,500
Cash-settled stock-based payments (SPP rights)	(142)	783
Total stock-based compensation expense	1,561	2,283
Classification of stock-based compensation expense
Cost of products sold	1	1
Research and development expense	615	857
Selling, general and administrative expense	945	1,425
Total stock-based compensation expense	1,561	2,283
Stock-based compensation capitalized to equity (transaction cost)	-	-
Total stock-based compensation	1,561	2,283
As of March 31, 2025, there was $7.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

10.
STOCK-BASED COMPENSATION (continued)

(b)
Stock-based awards activity

Director options

During the three months ended March 31, 2025, 289,500 director options were exercised, resulting in the issuance of 32,959 shares of Common Stock. Refer to Note 8 Equity.

Employee options

No employee options were issued during the three months ended March 31, 2025. During the three months ended March 31, 2024, 18,500 employee stock options were granted.

Consultant options

No options were issued to consultants during the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025, 500,000 options expired.

SPP rights

No SPP rights were issued during the three months ended March 31, 2025 or 2024.  The carrying amount of the SPP liabilities was $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

RSUs

No RSUs were issued during the three months ended March 31, 2025 or 2024.

(c)        Fair Value Disclosures

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service based SPP	March 31, 2025	December 31, 2024
Weighted average fair value per right	$0.03	$0.12
Share price at measurement date	$3.64	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	60.0%	51.3%
Expected life (weighted average)	1.0 years	1.2 years
Risk-free interest rate (based on government bonds)	4.22%	4.21%

Service and performance based SPP	March 31, 2025	December 31, 2024
Weighted average fair value per right	$0.22	$0.71
Share price at measurement date	$3.64	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	60.0%	57.5%
Expected life (weighted average)	2.5 years	2.7 years
Risk-free interest rate (based on government bonds)	3.96%	4.27%

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025
11.       VARIABLE INTEREST ENTITY

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

The following table presents the assets and liabilities for VIE:

	AS OF
(in thousands)	March 31, 2025 $	December 31, 2024 $
Assets
Other current assets	53	28
Total assets	53	28
Liabilities
Other current liabilities	210	86
Non-current liabilities	52	54
Total liabilities	262	140
Net (liabilities)/assets	(209)	(112)

Included in other current liabilities is a loan to v2v from v2v’s parent entity amounting to $0.05 million as of March 31, 2025 and $0.02 million as of December 31, 2024. This loan has been provided to support v2v’s working capital needs. It is unsecured and repayable on demand. This balance is eliminated in the condensed consolidated financial statements. v2v is wholly financed by the Group. The Group contributed $0.4 million to v2v to finance its operations during the three months ended March 31, 2025.

Non-controlling Interests

The Company recognizes non-controlling interests related to v2v and provides a roll forward of the non-controlling interests balance, as follows (in thousands):

Balance as of December 31, 2023	$(403)
Net gain attributable to non-controlling interests	197
Balance as of March 31, 2024	$(206)

Balance as of December 31, 2024	$(79)
Net loss attributable to non-controlling interests	(67)
Balance as of March 31, 2025	$(146)

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025
12.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Group had commitments to purchase $0.2 million of plant and equipment, as compared to $0.3 million at December 31, 2024.

Anteris is involved in various ongoing proceedings arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.

Contingent liabilities

The Group has evaluated its contingent liabilities and determined that there are no material contingent liabilities requiring disclosure as of March 31, 2025.

13.      SEGMENT REPORTING

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

The CODM assesses performance and allocates resources based on the Company’s Condensed Consolidated Statements of Operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. As a single reportable segment entity, the Company’s segment performance measure is net income or loss.

	Three months ended March 31,
(in thousands)	2025 $	2024 $
Net sales from external customers	556	766
Depreciation & amortization	(403)	(345)
Interest income	91	166
Interest expense	(26)	(17)
Segment net loss	(21,931)	(16,153)
No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Cash Flows for significant non-cash items and total expenditure for additions of long-lived assets.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

13.         SEGMENT REPORTING (continued)

(c)       Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended March 31,
(in thousands)	2025 $	2024 $
United States	277	611
Australia	8	4
Germany	271	151
	556	766

(d)      Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025 $	2024 $
Customer A	271	420
Customer B	277	341

Amounts outstanding from these customers was $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.

14.      SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events through to May 13, 2025.

Subsequent to the quarter end, the Company granted 483,300 RSUs to employees under the ATGC Equity Incentive Plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest over three years of continuous service, subject to continued employment with the Company and other terms and conditions set forth in the applicable award agreements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. Please also see the section of this Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.

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

We clinically developed our DurAVR® THV system over several years with significant physician input with the goal of addressing hemodynamic limitations of the current standard-of-care products. As of March 31, 2025, a total of over 100 patients have been treated with the DurAVR® THV system across the United States, Canada and Europe.

On December 12, 2024, our Registration Statement relating to our initial public offering became effective pursuant to which we issued and sold 14,800,000 shares of Common Stock at a public offering price of $6.00 per share. On January 16, 2025, TD Cowen, Barclays and Cantor (the Underwriters’ Representatives) partially exercised the over-allotment option granted by the Company in respect of 78,481 shares of Common Stock at the purchase price of $6.00 per share.  We received net proceeds of $80.0 million for the IPO and subsequent over-allotment option, after deducting the underwriting discounts, commissions and offering expenses.

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

Principles of Consolidation and Operating Segments

The condensed consolidated financial statements include the accounts for our company, our wholly-owned subsidiaries, and entities for which we have a controlling financial interest, and for periods prior to the series of reorganization transactions we completed prior to our U.S. initial public offering (the “Reorganization”), the accounts of Anteris Technologies Ltd (“ATL”), its wholly-owned subsidiaries, and entities for which ATL has a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

Our management has determined that the activities of the business as reviewed by the Vice Chairman and CEO, the chief operating decision maker, are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV system.

Components of Results of Operations

Revenue and Other Income

We currently derive revenue from the sale of regenerative tissue products. Such sales are made principally to 4C Medical Technologies, Inc. (“4C”) and to LeMaitre Vascular, Inc.  (“LeMaitre”), a distributor of medical products, to whom we sold our CardioCel™ and VascuCel™ patch business in 2019 in order to focus on development of our proprietary ADAPT® tissue for the DurAVR® THV system. Concurrent with such sale, we entered into a Transition Services Agreement pursuant to which we manufacture and sell CardioCel™ and VascuCel™ products to LeMaitre. The Transition Services Agreement with LeMaitre expired in January 2025. We do not expect to receive any significant future revenues from LeMaitre. The initial term of our Supply and License Agreement with 4C, expires on June 1, 2025, at which time it automatically renews for successive one-year terms. Either we or 4C may terminate the 4C Agreement upon 180 days written notice to the other party at the end of the initial term or any renewal term or in the event of an uncured breach or if the other party becomes insolvent, files a petition for bankruptcy or upon the occurrence of similar events.

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

R&D Expense

R&D has been a significant focus for us with investments in the DurAVR® THV system, including the DurAVR® THV, the ComASUR® delivery system, a disposable crimper, and an expandable access sheath, as we advance towards commercial use. These components are collectively managed as part of the overall DurAVR® THV system rather than as separate projects. Since late 2021, when our DurAVR® THV was first used in human trials in Tbilisi, Georgia, R&D efforts have focused on incorporating feedback from the clinical trials and progressing towards commercialization. These costs have included, among others, preclinical and clinical studies, design iterations, lab services, clinical data monitoring, project and site management, travel, data management and safety of the study.

During the First Quarter, the Anteris team continued to expand global manufacturing capacity to scale for the PARADIGM Trial. All production (DurAVR® THV, ComASUR® Delivery System, crimper, E-sheath) is being scaled into new ISO Qualified Clean Room facilities, increasing manufacturing capacity to at least three times the 2024 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the anticipated commencement of the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV will be sourced from both the U.S. and Australia moving forward to help mitigate supply chain risks. This progress reflects the strategic deployment of capital into infrastructure that supports operational readiness and long-term growth capacity for clinical and commercial success.

Going Concern

Our ability to continue as a going concern is dependent upon securing additional funds. Our ability to access capital may be impacted by various factors including economic conditions, a decline in investor confidence and sub-optimal preclinical or clinical outcomes from trials and studies. Limited access to capital may delay the development of our product portfolio, extend the timeline to commercialization, or lead to other operational impacts.

We believe that we have the ability to raise additional funds. Notwithstanding the above factors, the future success of the Company is dependent on our ability to attract additional capital and, ultimately, on our ability to develop future profitable operations. If we do not receive sufficient cash inflows, there is substantial doubt as to whether we will be able to continue as a going concern.

The audit report covering the December 31, 2024 and 2023 consolidated financial statements contains a paragraph that states that the Company’s recurring losses from operations raise substantial doubt about our ability to continue as a going concern. See Note 3 Going Concern to the consolidated financial statements included in our Annual Report and Note 3 Going Concern to the condensed consolidated financial statements included in this Quarterly Report.

Initial Public Offering and Reorganization

On December 12, 2024, our registration statement on Form S-1 (File No. 333-283414) (the “Registration Statement”) relating to our initial public offering became effective pursuant to which we issued and sold 14,878,481 shares of Common Stock at a public offering price of $6.00 per share.  We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares.  None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

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

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages).

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$556	$766	(27)%
Costs and expenses:
Cost of products sold	(207)	(473)	(56)%
Research and development expense	(16,456)	(11,556)	42%
Selling, general and administrative expense	(5,673)	(6,522)	(13)%
Operating loss	(21,780)	(17,785)	22%
Other non-operating income, net	91	414	(78)%
Interest and amortization of debt discount and expense	(26)	(17)	53%
Net foreign exchange (losses)/gains	(219)	1,233	(118)%
Fair value movement of derivatives	3	2	50%
Loss before income taxes from continuing operations	(21,931)	(16,153)	36%
Income tax (expense)/benefit	-	-	-
Loss after income tax	(21,931)	(16,153)	36%
Total (loss)/gain is attributable to:
Non-controlling interests	(67)	197	(134)%
Stockholders of the Company	$(21,864)	$(16,350)	34%

Net Sales

Net sales during the three months ended March 31, 2025 was $0.6 million, a decrease of $0.2 million (27%), compared to $0.8 million for the same period in the prior year, primarily due to lower demand for tissue products in 2025.

Cost of Products Sold

Cost of products sold during the three months ended March 31, 2025 was $0.2 million, a decrease of $0.3 million (56%), compared to $0.5 million for the same period in the prior year, primarily due to a reduction in net sales and a change in the mix of products manufactured and sold.

R&D Expense

R&D expenses during the three months ended March 31, 2025 were $16.5 million, an increase of $4.9 million (42%) compared to $11.6 million for the same period in the prior year. This is primarily due to $3.5 million relating to the upscaling of manufacturing capabilities including process design and validation activities and the expansion of headcount; and $1.5 million relating to preparatory activities linked to the Pivotal Trial, including clinical costs associated with the enrollment of additional patients.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended March 31, 2025 were $5.7 million, a decrease of $0.8 million (13%) compared to $6.5 million for the same period in the prior year, primarily due to a reduction of $1.2 million relating to costs incurred in the first quarter of 2024 associated with our plans to re-domicile, list on Nasdaq and conduct our initial public offering, partly offset by a $0.8 million increase in legal, tax and compliance costs linked to dual listing requirements and other operational matters. There was also a decline in share based payment expense of $0.5 million.

Other non-operating income, net

Other non-operating income, net during the three months ended March 31, 2025 was $0.1 million, a decrease of $0.3 million (78%) compared to $0.4 million for the same period in the prior year, primarily due to the recognition of additional government grants relating to the Australian Research and Development Tax Incentive income in the first quarter of 2024.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange losses during the three months ended March 31, 2025 were $0.2 million compared to $1.2 million of net foreign exchange gains for the same period in the prior year, a change of $1.5 million (118%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the first quarter of 2025, the United States dollar depreciated by 1% relative to the Australian dollar (“AUD $”). In the first quarter of 2024, the United States dollar appreciated by 5% relative to the AUD $.

Loss Before Income Taxes from Continuing Operations

Loss before income taxes from continuing operations was $21.9 million for the three months ended March 31, 2025, an increase of $5.8 million (36%) compared to $16.2 million for the same period in the prior year.

Net Income/(Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests (“NCI”) was $0.1 million for the three months ended March 31, 2025, an increase of $0.3 million (134%) compared to a $0.2 million gain for the same period in the prior year.  This change primarily reflects the impact of applying the hypothetical liquidation at book value (HLBV) method to measure the NCI interest.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced significant recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $298.3 million and $276.4 million, respectively.

In recent years, our operations have mainly been financed through the issuance of capital stock, including in our initial public offering on the Nasdaq Global Market, convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. Additional funding has been derived from interest earned from cash deposits. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $49.0 million and $70.5 million, respectively. As of March 31, 2025 and December 31, 2024, we had capital commitments relating to the lease of properties of $1.3 million and $1.4 million, respectively,. We did not have any other material capital expenditure commitments or contingent liabilities as of March 31, 2025 or December 31, 2024. We do not believe that our current cash on hand would fund our cash needs for the 12 months following March 31, 2025. We will need additional capital to fund our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

●            the scope, results and timing of clinical trials;
●            the costs of preparing and completing the Pivotal Trial of our DurAVR® THV system;
●            the costs and time required to obtain pre-market approval from the FDA for our DurAVR® THV system; and
●            the costs of establishing marketing, sales and distribution capabilities.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Net Cash provided by (used in):
Operating activities	$(21,489)	$(15,532)	38%
Investing activities	1,110	(717)	(255)%
Financing activities	(1,091)	1,553	(170)%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(33)	523	(106)%
Net change in cash, cash equivalents and restricted cash	$(21,503)	$(14,173)	52%

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $21.5 million, an increase of $6.0 million (38%), compared to $15.5 million in the same period in the prior year, primarily due to an increase in R&D expenses relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory activities linked to the Pivotal Trial including clinical costs associated with the enrollment of additional patients and an increase in salaries and wages linked to growth in headcount.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $1.1 million, a change of $1.8 million (255%), compared to cash outflows of $0.7 million in the same period in the prior year.  This is primarily due to the receipt of $1.4 million deferred proceeds from LeMaitre relating to the sale of distribution rights in 2019. We did not have a corresponding cash inflow in 2024.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 was $1.1 million, a change of $2.6 million (170%), compared to cash inflows of $1.6 million in the same period in the prior year.  In the first quarter of 2025, we received net cash proceeds of $0.6 million relating to shares issued during the quarter offset by net cash outflows of $1.2 million in transaction costs relating to our U.S. public offering, which were paid during the quarter.  $0.5 million cash outflows were associated with supplier financing arrangements to fund our annual insurance premiums. In the first quarter of 2024, net cash provided by financing activities was $1.6 million, primarily due to the exercise of options over new shares in ATL.

Contractual Obligations and Commitments

Leases

We lease laboratory facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between June 2025 and 2029 and some include options to extend. At March 31, 2025, we had contractual commitments (on an undiscounted basis) for property leases of $1.6 million, which were recognized on a discounted basis at $1.3 million.

Commitments

At March 31, 2025, we had commitments to purchase $0.2 million of plant and equipment.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“United States GAAP”).

The preparation of condensed consolidated financial statements in conformity with United States GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes thereto. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations regarding future events that management believes to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties and may be material.

Our significant accounting policies are discussed in Note 2, “Basis of Preparation and Summary of Significant Accounting Policies” in our Annual Report. There were no significant changes to these policies during the three months ended March 31, 2025.

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

We determined that v2vmedtech is a VIE and that we are the primary beneficiary of v2vmedtech. This determination is based on our having both power over the most significant activities of v2vmedtech, primarily through holding a majority of the positions on v2vmedtech’s board of directors (although v2v’s non-Anteris shareholder representative on the v2v board of directors presently maintains certain veto rights), controlling the appointment of the chief executive officer and chief financial officer roles, being the exclusive partner to develop v2vmedtech’s products, and benefits through equity ownership.

New Accounting Standards Not Yet Adopted

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period for any new or revised accounting standards during the period in which we remain an emerging growth company.

As a result, the information that we provide to our investors may be different than what you might receive from other public reporting companies. However, we may adopt certain new or revised accounting standards early.

We are also a “smaller reporting company,” as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies. As a smaller reporting company, we will present only two years of audited annual financial statements, plus any required unaudited interim condensed financial statements, and related management’s discussion and analysis of financial condition and results of operations.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act, as amended and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

Previously Reported Material Weakness

In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2023, our management and our independent auditors identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting, which remained unremediated as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by our management and our independent auditors related to (i) a lack of appropriately designed, implemented and documented procedures and controls, and (ii) deficiencies in the segregation of duties.

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

PART II. Other Information
Item 1.
Legal Proceedings

In the ordinary course of our operations, and from time-to-time, we are party to various claims and lawsuits.

We received a legal claim in connection with an equity raise undertaken in 2024 and our subsequent U.S. initial public offering. In March 2025, we settled the claim for the amount accrued as of December 31, 2024 with no additional impact to the Statement of Operations.

We are not party to any additional material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. Please consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report. There have been no material changes or additions to our risk factors discussed in such report which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

              None.

(b)
Use of Proceeds

On December 12, 2024, our registration statement on Form S-1 (File No. 333-283414) (the “Registration Statement”) relating to our initial public offering became effective pursuant to which we issued and sold 14,878,481 shares of Common Stock at a public offering price of $6.00 per share.  The underwriters for the initial public offering were TD Securities (USA) LLC, Barclays Capital Inc., Cantor Fitzgerald & Co. and Lake Street Capital Markets, LLC. We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares.  None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. The use of proceeds from our initial public offering, as of March 31, 2025, was as follows:

●
$20.8 million for the ongoing development of DurAVR® THV and the preparation and enrollment of the Pivotal Trial of DurAVR® THV for treating severe aortic stenosis; and
●
$10.5 million for net working capital and other general corporate purposes including the repayment of $6.4 million of debt including the Obsidian convertible notes and options.

(c)
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information

Trading Plans - Directors and Officers

During the three months ended March 31, 2025, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1†	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

*
This certification attached as Exhibit 32.1 that accompanies this Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†
Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 13th day of May, 2025.

Anteris Technologies Global Corp

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer

By:	/s/ Matthew McDonnell
	Name:	Matthew McDonnell
	Title:	Chief Financial Officer