Form 10-Q
period 2025-06-30
Anteris Technologies Global Corp.
filed 2025-08-11
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2025 was 36,062,370.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended June 30, 2025

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Form 10-Q, other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

●
sufficiency of our capital resources;

●
our ability to raise additional funding when needed;

●                 our current and future research and development (“R&D”) activities, including clinical testing and manufacturing and related costs and timing;

●
our product development and business strategy, including the potential size of the markets for our products and future development and/or expansion of our products in our markets;

●
our ability to commercialize products and generate product revenues;

●
any statements concerning anticipated regulatory activities, including our ability to obtain regulatory clearances;

●
our R&D expenses; and

●
risks facing our operations and intellectual property.

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

This Form 10-Q contains certain data and information that we obtained from various publications. Statistical data in these publications also include projections based on a number of assumptions.

3

All references in this Form 10-Q to our common stock, par value $0.0001 per share (“Common Stock”) shall include the shares represented by CHESS Depository Interests (“CDIs”), each of which represents one underlying share of Common Stock, unless the context suggests otherwise. In addition, the nature of the medical technology industry results in significant uncertainties for any projections or estimates relating to the growth prospects or future condition of our industry. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

4

Part I. Financial Information

Item 1.
Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of US dollars, except per share information; unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2025 $	2024 $	2025 $	2024 $
Net sales		618	632	1,174	1,398
Costs and expenses:
Cost of products sold		(148)	(312)	(355)	(786)
Research and development expense		(16,340)	(12,634)	(32,796)	(24,189)
Selling, general and administrative expense		(5,014)	(6,157)	(10,687)	(12,679)
Operating loss		(20,884)	(18,471)	(42,664)	(36,256)
Other non-operating income, net		148	100	239	514
Interest and amortization of debt discount and expense		(22)	(11)	(48)	(28)
Net foreign exchange (losses)/gains		(309)	(400)	(528)	833
Fair value movement of derivatives		5	(37)	8	(35)
Loss before income taxes from continuing operations		(21,062)	(18,819)	(42,993)	(34,972)
Income tax (expense)/benefit		-	-	-	-
Loss after income tax		(21,062)	(18,819)	(42,993)	(34,972)

Total (loss)/gain is attributable to:
Non-controlling interests		(228)	(112)	(295)	85
Stockholders of the Company		(20,834)	(18,707)	(42,698)	(35,057)
		(21,062)	(18,819)	(42,993)	(34,972)

Share information
Basic and diluted loss per share ($ per share)	8	(0.58)	(0.98)	(1.18)	(1.90)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of US dollars; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025 $	2024 $	2025 $	2024 $
Loss after income tax	(21,062)	(18,819)	(42,993)	(34,972)
Other comprehensive (income)/loss, net of tax:
Foreign currency translation adjustments	439	695	613	(866)
Other comprehensive (income)/loss for the period, net of tax	439	695	613	(866)
Total comprehensive loss	(20,623)	(18,124)	(42,380)	(35,838)

Total comprehensive loss is attributable to:
Non-controlling interests	(228)	(112)	(295)	85
Stockholders of the Company	(20,395)	(18,012)	(42,085)	(35,923)
	(20,623)	(18,124)	(42,380)	(35,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share quantities; unaudited)

	Note	June 30, 2025 $	December 31, 2024 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash		28,438	70,458
Accounts receivable from customers, net of allowances		687	208
Inventories		449	513
Prepaid expenses		1,191	640
Other current assets		1,447	2,832
Total Current Assets		32,212	74,651
Non-Current Assets
Plant and equipment, net		4,933	4,774
Operating lease right-of-use assets, net		2,121	1,085
Intangible assets, net		98	189
Other assets		514	-
Total Non-Current Assets		7,666	6,048
TOTAL ASSETS		39,878	80,699
LIABILITIES
Current Liabilities
Accounts payable		5,398	5,889
Accrued and other liabilities	5	6,873	9,921
Current portion of operating lease liabilities		681	747
Current portion of debt obligations	6	387	3
Total Current Liabilities		13,339	16,560
Non-Current Liabilities
Operating lease liabilities		1,710	645
Long-term debt obligations		30	-
Other liabilities	5	767	812
Total Non-Current Liabilities		2,507	1,457
TOTAL LIABILITIES		15,846	18,017
COMMITMENTS AND CONTINGENCIES	11
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 36,062,370 and 35,939,816 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	4	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, no shares outstanding		-	-
Additional paid in capital		353,766	350,036
Accumulated other comprehensive loss		(10,278)	(10,891)
Accumulated deficit		(319,086)	(276,388)
TOTAL STOCKHOLDERS’ EQUITY		24,406	62,761
Non-controlling interests	10	(374)	(79)
TOTAL EQUITY		24,032	62,682
TOTAL LIABILITIES AND EQUITY		39,878	80,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non- controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
(Loss)/Gain after income tax	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive loss	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113
(Loss)/Gain after income tax	-	-	-	-	(20,834)	(20,834)	(228)	(21,062)
Other comprehensive loss	-	-	-	439	-	439	-	439
Common stock issued	283	-	1	-	-	1	-	1
Stock-based compensation	-	-	1,541	-	-	1,541	-	1,541
Balance at June 30, 2025	36,062,370	4	353,766	(10,278)	(319,086)	24,406	(374)	24,032

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non- controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2023	17,820,149	2	228,951	(9,555)	(200,097)	19,301	(403)	18,898
(Loss)/Gain after income tax	-	-	-	-	(16,350)	(16,350)	197	(16,153)
Other comprehensive loss	-	-	-	(1,561)	-	(1,561)	-	(1,561)
Common stock issued	275,167	-	1,711	-	-	1,711	-	1,711
Stock-based compensation	-	-	1,500	-	-	1,500	-	1,500
Balance at March 31, 2024	18,095,316	2	232,162	(11,116)	(216,447)	4,601	(206)	4,395
(Loss)/Gain after income tax	-	-	-	-	(18,707)	(18,707)	(112)	(18,819)
Other comprehensive loss	-	-	-	695	-	695	-	695
Common stock issued	1,127,000	-	14,584	-	-	14,584	-	14,584
Stock-based compensation	-	-	1,695	-	-	1,695	-	1,695
Balance at June 30, 2024	19,222,316	2	248,441	(10,421)	(235,154)	2,868	(318)	2,550

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars; unaudited)

		Six months ended June 30,
	Note	2025 $	2024 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(42,993)	(34,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		821	722
Equity-settled stock-based compensation		3,244	3,194
Net foreign exchange losses/(gains)		528	(833)
Other items		(8)	30
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(1,007)	124
Inventories		65	62
Accounts payable, accrued and other liabilities		(1,674)	2,770
NET CASH USED IN OPERATING ACTIVITIES		(41,024)	(28,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(785)	(1,363)
Deferred proceeds from sale of distribution rights		1,358	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		573	(1,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issues	7	619	17,382
Share issue transaction costs	7	(1,195)	(1,087)
Tax withholding paid on stock option exercises		(97)	-
Repayment of debt		(855)	(342)
Principal payments on finance lease obligations		(5)	(7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(1,533)	15,946
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(36)	414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		(42,020)	(13,906)
Balance at beginning of period		70,458	21,089
Balance at end of period		28,438	7,183

SUPPLEMENTAL CASH FLOW INFORMATION
Operating cash flows relating to operating leases		507	404
Non-cash additions to right-of-use assets and lease liabilities		1,663	229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

1.
DESCRIPTION OF BUSINESS

Anteris Technologies Global Corp. (“ATGC,” “Anteris,” “Company,” “we,” “us,” or “our”) was incorporated in Delaware on January 29, 2024. ATGC was formed for the purpose of reorganizing the operations of Anteris Technologies Pty Ltd (“ATPL”, formerly Anteris Technologies Ltd), an Australian public company originally registered in Western Australia, Australia and listed on the Australian Securities Exchange (“ASX”), into a structure whereby the ultimate parent company would be a Delaware corporation (the “reverse recapitalization”).

On December 16, 2024, the Company received all the issued and outstanding shares of ATPL pursuant to a scheme of arrangement under Australian law between ATPL and its shareholders (the “Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (Cth) (the “Corporations Act”). Contemporaneously with implementation of the Scheme, ATPL cancelled all existing options it had outstanding in exchange for the ATGC issuing replacement options to acquire shares of ATGC’s common stock, par value $0.0001 per share (“Common Stock”) pursuant to a scheme of arrangement between ATPL and its option holders (the “Option Scheme”) under Part 5.1 of the Corporations Act.

Prior to completion of the reverse recapitalization, ATGC had no business or operations and following completion of the reverse recapitalization, the business and operations of ATGC consist solely of the business and operations of ATPL and its subsidiaries. As a result of the reverse recapitalization, ATGC became the parent company of ATPL, and for financial reporting purposes the historical financial statements of ATPL became the historical financial statements of ATGC as a continuation of the predecessor.

On December 16, 2024, the Company completed the reverse recapitalization and an initial public offering (“IPO”) of 14,800,000 shares of Common Stock.

ATGC’s principal activities consist of:

●
Continued research and development (“R&D”) of DurAVR® THV consisting of a single-piece biomimetic valve made with our primary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system, to address unmet medical needs in the treatment of aortic stenosis. The DurAVR® THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

●
Generating and compiling data to gain United States Food and Drug Administration (“FDA”) approval to commence the randomized global pivotal study (the “PARADIGM Trial”), a key milestone on the path to commercialization. Data from the PARADIGM Trial will aim to provide the clinical evidence required to support a Premarket Approval (“PMA”) application in the United States and a parallel CE Mark approval in Europe.

●
The co-development with v2vmedtech, inc. (“v2v”), of an innovative heart valve repair device for the minimally invasive treatment of mitral and tricuspid valve regurgitation (also known as a leaky valve).

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These policies have been consistently applied to all the periods presented, unless otherwise stated. The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“US dollars” or “$”). Some amounts may not reconcile due to rounding.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three and six months ended June 30, 2024, the condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows, and changes in equity of ATPL and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheet as of December 31, 2024 presents the financial condition of the Company and its consolidated subsidiaries.

In accordance with ASC 805, Business Combinations, ATPL’s historical equity has been retrospectively restated for all periods up to December 16, 2024, the closing date of the reverse recapitalization (the “Closing Date”) to reflect the number of shares of Common Stock issued to legacy ATPL shareholders in connection with the reverse recapitalization. Additionally, the par value of Common Stock has been restated to align with the post-transaction capital structure.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to utilize an extended transition period to comply with new or revised accounting standards applicable to public companies.

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

The accounting policies adopted in the preparation of the condensed consolidated financial statements are consistent with those adopted and disclosed in the Group’s (defined below) financial statements for the year ended December 31, 2024, and therefore these condensed consolidated financial statements do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and amended on April 29, 2025 (the “Annual Report”).

There have been no material changes to the Company's significant accounting policies from those described in the consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

(a)
Principles of consolidation

The condensed consolidated financial statements include the accounts of ATGC, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, as well as any variable interest entities (“VIEs”) for which ATGC has been determined to be the primary beneficiary. ATGC and its subsidiaries together are referred to in these financial statements as the “Group”.

Subsidiaries are all those entities over which the Group has control. Control is the power to govern the financial and operating policies of an entity. All subsidiaries of ATGC have a reporting year end of December 31.

Intercompany transactions, balances and unrealized gains or losses on transactions between entities in the Group are eliminated.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

(c)
New Accounting Standards Not Yet Adopted

The FASB has issued several new accounting pronouncements during the first six months of 2025 which the Company has reviewed. Based on this assessment, the Company has determined that there are no new accounting pronouncements issued but not yet adopted that would have a material impact on the Company's financial position, results of operations, or cash flows.

For further details on new accounting pronouncements issued in prior years but not yet adopted, refer to note 2(aa) in the consolidated financial statements for the year ended December 31, 2024.

3.
GOING CONCERN

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates continuity of normal business activities and realization of assets and discharges of liabilities in the ordinary course of business. As disclosed in the financial statements, the Group incurred loss after income tax of $43.0 million and had net cash outflows from operating activities of $41.0 million for the six months ended June 30, 2025. As of June 30, 2025, the Group had a cash balance of $28.4 million.

The Group has been primarily investing in research and development activities associated with the continuing development and proposed commercialization of the DurAVR® THV system. During the six months to June 30, 2025, amounts invested in research and development activities and general operations exceeded cash inflows associated with sales of ADAPT® tissue products.

The Group anticipates that additional funds will need to be generated in order to achieve the Group’s long-term goals and complete the research and development of current products. The Group does not expect to generate significant revenue until after regulatory approvals to commercially sell the DurAVR® THV system have been obtained and sales have commenced. The Group therefore expects to continue incurring losses in the near future.

To become and remain profitable, the Group has commenced conducting clinical trials and seeking to obtain regulatory approvals with the aim of commercializing, manufacturing and supplying products, including the DurAVR® THV system, that generate significant revenue. For medtech devices, including the DurAVR® THV system, this will require the Group to obtain further relevant regulatory approvals, successfully complete product clinical trials, develop and expand quality management systems, obtain regulatory approval post completion of clinical trials, expand manufacturing and distribution capabilities and comply with ongoing post-market regulatory requirements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

The Company’s board of directors (the “Board”) and management believe that the going concern basis of preparation is appropriate for the reasons outlined above.

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

4.
INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the six months ended June 30, 2025 and June 30, 2024.

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

5.
ACCRUED AND OTHER LIABILITIES
(in thousands)	June 30, 2025 $	December 31, 2024 $
Current
Accrued liabilities	3,910	4,490
Employee compensation and withholdings	2,963	3,989
Estimated legal contingency liability	-	1,440
Cash-settled stock-based payment provision	-	2
	6,873	9,921
Non-current
Employee compensation and retirement benefits	104	84
Lease asset retirement obligation	490	452
Cash-settled stock-based payment provision	127	222
Other variable liabilities	46	54
	767	812

6.
DEBT OBLIGATIONS

Supplier financing arrangements

The Group utilizes supplier financing arrangements to fund insurance premiums. Under the arrangements, the settlement of the supplier obligations is paid directly by the financiers. The Group pays the financiers a set amount per month over an agreed period of approximately 10 months. These repayments are recognized as financing cash outflows. In the event that the Group defaults on payments to the financiers, the financiers can cancel the related insurance.

At the time of initial recognition of the supplier financing arrangement, an asset (recognized in other assets) and a corresponding debt obligation is recognized representing both the future insurance benefits and the obligation to repay the financiers respectively. The asset is subsequently expensed on a straight-line basis over the period of the insurance term.

As of June 30, 2025, the total amount payable to the financiers was $0.4 million, and was recognized as a current debt obligation. No amounts were outstanding as of December 31, 2024. There were no outstanding payment obligations to the insurance suppliers under this arrangement as of June 30, 2025 or December 31, 2024.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

7.
EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 14 Equity in the audited consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

The following details issuance of Common Stock in the six months ended June 30, 2025:

●
In January 2025, in connection with the IPO which initially closed on December 16, 2024, TD Cowen, Barclays and Cantor (in their capacity as the underwriters’ representatives in the IPO) partially exercised the over-allotment option granted by the Company, pursuant to which the Company issued and sold an additional 78,481 shares of Common Stock at the purchase price of $6.00 per share for incremental gross proceeds of $0.5 million.

●
During the three months to March 31, 2025, 831 unlisted options issued under the Employee Incentive Plan were exercised. These options had a weighted average exercise price of $3.99 per share.

●
In March 2025, the following directors exercised options:


Mr. John Seaberg exercised 40,000 options with an exercise price $7.13 per option and as a result was issued 3,852 shares of Common Stock. The intrinsic value of the 40,000 options represented the consideration for the issue of 3,852 shares.


Mr. Wayne Paterson exercised 233,000 options with an exercise price $7.13 per option and as a result was issued 12,607 shares of Common Stock. The net intrinsic value of the 233,000 options (after deduction of taxes and withholdings) represented the consideration for the issue of 12,607 shares.


Mr. Stephen Denaro exercised 16,500 options with an exercise price of $6.96 per share (AUD $11.20) raising $114,833.

●
During the three months to March 31, 2025, external investors exercised 10,000 options for $6.22 per share, for gross proceeds of $0.1 million.

●
During the three months to June 30, 2025, 283 unlisted options issued under the Employee Incentive Plan were exercised. These options had a weighted average exercise price of $2.39 per share.

For the comparable six-month period ended June 30, 2024, ATPL issued the following ordinary shares:

●
In January 2024, 667 unlisted options issued under the Employee Incentive Plan were exercised. These options had an exercise price of $5.67 equivalent per share (AUD $8.60).

●
In January 2024, external investors exercised 12,500 unlisted options for $6.70 equivalent per share (AUD $10.00) raising $0.1 million.

●
In March 2024, external investors exercised 262,000 unlisted options for $6.59 equivalent per share (AUD $10.00) raising $1.7 million.

●
In April 2024, 1,000,000 new shares were issued to various sophisticated and professional investors at $14.74 equivalent per share (AUD $23.00) for total consideration of $14.7 million.

●
In May 2024, external investors exercised 12,000 unlisted options for $6.60 equivalent per share (AUD $10.00) raising $0.1 million.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

8.
LOSS PER SHARE

The below table presents the computation of basic and diluted loss per share:

		Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
Loss for the period, attributable to the owners of the Company	$’000	(20,834)	(18,707)	(42,698)	(35,057)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	36,062,364	19,015,602	36,037,465	18,453,029
Basic and diluted loss per share		$(0.58)	(0.98)	(1.18)	(1.90)
Securities excluded as their inclusion would be anti-dilutive	Number	4,953,608	6,161,245	4,953,608	6,161,245

9.
STOCK-BASED COMPENSATION

(a)
Stock-based compensation expense
The following table presents the components and classification of stock-based compensation expense recognized for stock options, cash-settled stock-based payments rights (“SPPs”), restricted stock units (“RSUs”) and shares of Common Stock issued to employees, directors and consultants:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Equity-settled stock-based payments (including stock options and RSUs)	1,541	1,695	3,244	3,194
Cash-settled stock-based payments (SPP rights)	44	(558)	(98)	226
Total stock-based compensation expense	1,585	1,137	3,146	3,420
Classification of stock-based compensation expense
Cost of products sold	12	1	13	2
Research and development expense	928	(38)	1,543	819
Selling, general and administrative expense	645	1,174	1,590	2,599
Total stock-based compensation	1,585	1,137	3,146	3,420

As of June 30, 2025, there was $7.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

9.
STOCK-BASED COMPENSATION (continued)

(b)
Stock-based awards activity

Director options

No options were issued to directors during the three or six months ended June 30, 2025.

In March 2025, 289,500 director options were exercised, resulting in the issuance of 32,959 shares of Common Stock. Refer to Note 7 Equity.

On June 19, 2024, following approval by ATPL shareholders at the Annual General Meeting on May 29, 2024, ATPL issued options to purchase an aggregate of shares with an exercise price of $15.34 equivalent (AUD $23.00) per share to the following directors:

-
John Seaberg (Chair) – 75,000 options
-
Wayne Paterson (CEO and Managing Director) – 300,000 options
-
Stephen Denaro (Non-Executive Director and Company Secretary) – 50,000 options
-
Dr Wenyi Gu (Non-Executive Director) – 50,000 options

The above director share options expire after 5 years and vest in three tranches on the completion of at least 12, 24 and 36 months of service from the date of issue. These options were awarded as part of the existing Employee Incentive Plan.

Following Dr W. Gu’s resignation on June 6, 2025, his 50,000 unvested options were forfeited in accordance with the original terms of the awards.

Employee options

No employee options were issued during the three or six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company issued 140,000 and 158,500 employee stock options, respectively.

Consultant options and share grants

No options were issued to consultants during the three or six months ended June 30, 2025. In February 2025, 500,000 options held by consultants expired unexercised.

During the three and six months ended June 30, 2024, 1,000 ordinary shares were issued to a consultant as compensation for expert advisory services received. No amounts were payable for the issue of the ordinary shares.

RSUs

During the three months ended June 30, 2025, the Company granted an aggregate of 527,050 RSUs to employees under its Equity Incentive Plan. These RSUs generally vest over a service period of three years, subject to continued employment, and are settled in shares of the Company’s common stock upon vesting.

A total of 39,300 RSUs were forfeited upon cessation of employment during the three months ended June 30, 2025.

No RSUs were granted during the three months ended March 31, 2025 or during the three or six months ended June 30, 2024.

SPP rights

No SPP rights were issued during the three or six months ended June 30, 2025 or 2024. The carrying amount of the SPP liabilities was $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

9.
STOCK-BASED COMPENSATION (continued)

(c) Fair Value Disclosures

Director options

The following table provides the fair value of the stock-based payments options granted to directors during the periods indicated and the inputs used in the Black-Scholes model.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Quantity issued during the period	-	475,000	-	475,000
Weighted average fair value per option at grant date	-	$4.87	-	$4.87
Assumptions used:
Share price at grant date	-	$12.62	-	$12.62
Exercise price	-	$ 15.29	-	$15.29
Expected volatility range	-	52.5% - 60.0%	-	52.5% - 60.0%
Expected life range	-	3 - 4 years	-	3 - 4 years
Expected dividends	-	Nil	-	Nil
Risk-free interest rate range	-	4.07% - 4.08%	-	4.07% - 4.08%

Employee options

The following table provides the weighted average fair value of options granted to employees during the periods indicated and the related weighted average inputs (based on number of options granted) used in the Black-Scholes model.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Quantity issued during the period	-	140,000	-	158,500
Weighted average fair value per option at grant date	-	$7.88	-	$7.66
Assumptions used:
Share price at grant date range	-	$15.23 - $15.39	-	$11.47 - $15.39
Exercise price range	-	$12.45 - $13.02	-	$10.87 - $13.02
Expected volatility range	-	57.5% - 65.0%	-	57.5% - 65.0%
Expected life range	-	3 - 4 years	-	3 - 4 years
Expected dividends	-	Nil	-	Nil
Risk-free interest rate range	-	3.68% - 3.73%	-	3.63% - 3.87%

RSUs

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2025 was $3.45 per RSU. The fair value of the RSUs was determined based on the market value of the Company’s Common Stock on the grant date, which represents the fair value of the underlying shares.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

9.
STOCK-BASED COMPENSATION (continued)

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service based SPP	June 30, 2025	December 31, 2024
Weighted average fair value per right	$0.06	$0.12
Share price at measurement date	$3.79	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	75.0%	51.3%
Expected life (weighted average)	0.7 years	1.2 years
Risk-free interest rate (based on government bonds)	4.15%	4.21%

Service and performance based SPP	June 30, 2025	December 31, 2024
Weighted average fair value per right	$0.26	$0.71
Share price at measurement date	$3.79	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	65.0%	57.5%
Expected life (weighted average)	2.2 years	2.7 years
Risk-free interest rate (based on government bonds)	3.71%	4.27%

10.
VARIABLE INTEREST ENTITY

At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model. Pursuant to the guidance under ASC 810, the Company determined that v2vmedtech, inc. (“v2v”) is a VIE and that the Company is the primary beneficiary of v2v. This determination is based on the Company having both power over the most significant activities of v2v, primarily through appointing and holding a majority of the Board and certain benefits through equity ownership. Therefore, the Company consolidated v2v from the acquisition date of its equity interest.

The following table presents the assets and liabilities for VIE:

	AS OF
(in thousands)	June 30, 2025 $	December 31, 2024 $
Assets
Other current assets	34	28
Total assets	34	28
Liabilities
Other current liabilities	522	86
Non-current liabilities	46	54
Total liabilities	568	140
Net (liabilities)/assets	(534)	(112)

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

10.
VARIABLE INTEREST ENTITY (continued)

Included in other current liabilities is a loan to v2v from v2v’s parent entity amounting to $0.03 million as of June 30, 2025 and $0.02 million as of December 31, 2024. This loan has been provided to support v2v’s working capital needs. It is unsecured and repayable on demand. This balance is eliminated in the condensed consolidated financial statements. v2v is wholly financed by the Group. The Group contributed $0.5 million and $0.9 million to v2v to finance its operations during the three months and six months ended June 30, 2025.

Non-controlling Interests

The Company recognizes non-controlling interests related to v2v and provides a roll forward of the non-controlling interests balance, as follows:

(in thousands)	2025 $	2024 $
Balance as of December 31 prior year	(79)	(403)
Net (loss)/gain attributable to non-controlling interests	(67)	197

Balance as of March 31	(146)	(206)
Net (loss) attributable to non-controlling interests	(228)	(112)
Balance as of June 30	(374)	(318)

11.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Group had commitments to purchase $0.2 million of plant and equipment, as compared to $0.3 million at December 31, 2024.

The Company is involved in various ongoing proceedings arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.

Contingent liabilities

The Group has evaluated its contingent liabilities and determined that there are no material contingent liabilities requiring disclosure as of June 30, 2025.

12.
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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

12.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Net sales from external customers	618	632	1,174	1,398
Depreciation & amortization	(418)	(377)	(821)	(722)
Interest income	391	100	482	266
Interest expense	(22)	(11)	(48)	(28)
Other segment items	(21,631)	(19,163)	(43,780)	(35,886)
Segment net loss	(21,062)	(18,819)	(42,993)	(34,972)

No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Cash Flows for significant non-cash items and total expenditure for additions of long-lived assets.

(c)
Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
United States	610	503	886	1,114
Australia	8	4	16	8
Germany	-	125	272	276
	618	632	1,174	1,398

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

12.
SEGMENT REPORTING (continued)

 (d)
Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Customer A	-	240	272	661
Customer B	610	388	886	729

The total amounts outstanding from these customers was $0.7 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

Overview

Anteris is a structural heart company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® THV system, represents a unique product opportunity in a new THV class of single-piece heart valves, for the treatment of aortic stenosis. Our DurAVR® THV system consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system. ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our proprietary ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel™ Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et. al., and has been distributed for use in over 55,000 patients globally in other indications. Our ComASUR® balloon-expandable delivery system, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV system.

We clinically developed our DurAVR® THV system over several years with significant physician input with the goal of addressing hemodynamic limitations of the current standard-of-care products. As of June 2025, a total of 130 patients have been treated with the DurAVR® THV worldwide. In November 2021, we commenced our first-in-human (“FIH”) study at the Tbilisi Heart and Vascular Clinic in Tbilisi, Georgia.

On December 12, 2024, our Registration Statement relating to our initial public offering (the “IPO”) became effective pursuant to which we issued and sold 14,800,000 shares of Common Stock at a public offering price of $6.00 per share. On January 14, 2025, TD Cowen, Barclays and Cantor (the underwriters’ representatives) partially exercised the over-allotment option granted by the Company, pursuant to which we issued and sold an additional 78,481 shares of Common Stock at the purchase price of $6.00 per share. We received net proceeds of $80.0 million for the IPO and subsequent over-allotment option, after deducting the underwriting discounts, commissions and offering expenses.

In the first quarter of 2025, an investigational device exemption (“IDE”) for the PARADIGM Trial was submitted to the FDA. It is anticipated that the primary end point of the PARADIGM Trial will be to demonstrate non-inferiority of the DurAVR® THV system compared with commercially available TAVR systems (SAPIEN or Evolut series THV) for treatment of subjects with severe calcific aortic stenosis. We anticipate that the design of the PARADIGM Trial will be a prospective, randomized, controlled multicenter, international study wherein subjects will be randomized to receive either TAVR using the DurAVR® THV or TAVR using a commercially available and approved THV from competitors. We anticipate that the subjects will include a broad array of risk profiles. We anticipate that subjects with a failed surgical bioprosthesis in need of a valve-in-valve TAVR will be enrolled in a separate parallel registry. If we obtain IDE approval from the FDA, we intend to perform site activation and seek Institutional Review Board (“IRB”) approval for commencement of the study at each site. Subject to the foregoing, we anticipate enrollment to begin in the third quarter of 2025. Such a trial would be designed to provide the primary clinical evidence on which the FDA could base a decision for the Premarket Approval (“PMA”) that is required for commercialization of the DurAVR® THV system in the United States. We anticipate CE Mark approval will progress in parallel to the PMA.

In the second quarter of 2025, the Anteris team made considerable progress strengthening its clinical infrastructure and manufacturing capabilities in preparation for the PARADIGM Trial. A key focus was the qualification of trial sites, including feasibility assessments to confirm each site’s access to a suitable aortic stenosis patient population and their capacity to conduct the PARADIGM Trial to the highest standards. Preparatory activities, including site contracting with planned centers across the U.S., Europe and Canada, are well advanced, with 79 sites now qualified to participate.  Ongoing collaborative work with the FDA to progress the IDE application has been a major focus this quarter, in addition to proactively scaling the manufacturing of all key products to meet the anticipated inventory demands of the upcoming PARADIGM Trial.

Financial Overview

As a development-stage company, we have incurred losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future and there can be no assurance that we will ever achieve or maintain profitability.

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

Principles of Consolidation and Operating Segments

The condensed consolidated financial statements include the accounts for our company, our wholly-owned subsidiaries, and entities for which we have a controlling financial interest, and for periods prior to the series of reorganization transactions we completed prior to our U.S. initial public offering (the “Reorganization”), the accounts of Anteris Technologies Pty Ltd (“ATPL”, formerly Anteris Technologies Ltd), its wholly-owned subsidiaries, and entities for which ATPL had a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

Our management has determined that the activities of the business as reviewed by the Vice Chairman and CEO, the chief operating decision maker, are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV system.

Components of Results of Operations

Revenue and Other Income

We currently derive revenue from the sale of regenerative tissue products. Such sales have historically been made principally to 4C Medical Technologies, Inc. (“4C”) and to LeMaitre Vascular, Inc. (“LeMaitre”), a distributor of medical products, to whom we sold the distribution rights for CardioCel™ and VascuCel™ in 2019 in order to focus on development of our proprietary ADAPT® tissue for the DurAVR® THV system. Concurrent with such sale, we entered into a Transition Services Agreement pursuant to which we manufactured and sold CardioCel™ and VascuCel™ products to LeMaitre. The Transition Services Agreement with LeMaitre expired in January 2025. We do not expect to receive any significant future revenues from LeMaitre. The Supply and License Agreement with 4C, which had an initial seven-year term that ended on June 1, 2025, and was automatically renewed for a one-year term in accordance with its renewal provisions. Successive one-year terms automatically renew under the Transition Services Agreement absent prior indication to the contrary. Either we or 4C may terminate the 4C Agreement upon 180 days written notice to the other party at the end of the initial term or any renewal term or in the event of an uncured breach or if the other party becomes insolvent, files a petition for bankruptcy or upon the occurrence of similar events.

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

During the first and secound quarters of 2025, the Anteris team continued to expand global manufacturing capacity to scale for the PARADIGM Trial. All production (DurAVR® THV, ComASUR® Delivery System, crimper, E-sheath) is being scaled into new ISO Qualified Clean Room facilities, increasing manufacturing capacity to at least three times the 2024 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the anticipated commencement of the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV will be sourced from both the U.S. and Australia moving forward to help mitigate supply chain risks. This progress reflects the strategic deployment of capital into infrastructure that supports operational readiness and long-term growth capacity for clinical and commercial success.

In the second quarter of 2025, the qualification of trial sites was a key focus, including feasibility assessments to confirm each site’s access to a suitable aortic stenosis patient population and their capacity to conduct the PARADIGM Trial to the highest standards. Preparatory activities, including site contracting with planned centers across the U.S., Europe and Canada, are well advanced, with 79 sites now qualified to participate.  Ongoing collaborative work with the FDA to progress the IDE application has been a major focus this quarter, in addition to proactively scaling the manufacturing of all key products to meet the anticipated inventory demands of the upcoming PARADIGM Trial.

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

We believe that we have the ability to raise additional funds. Notwithstanding the above factors, our future success is dependent on our ability to attract additional capital and, ultimately, on our ability to develop future profitable operations. If we do not receive sufficient cash inflows, there is substantial doubt as to whether we will be able to continue as a going concern.

The audit report covering the December 31, 2024 and 2023 consolidated financial statements contains a paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. See Note 3 Going Concern to the consolidated financial statements included in our Annual Report and Note 3 Going Concern to the condensed consolidated financial statements included in this Quarterly Report.

Initial Public Offering and Reorganization

On December 12, 2024, our registration statement on Form S-1 (File No. 333-283414) (the “Registration Statement”) relating to our IPO became effective pursuant to which we issued and sold 14,878,481 shares of Common Stock at a public offering price of $6.00 per share. We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

Prior to the consummation of the IPO, we completed the Reorganization pursuant to which we received all of the issued and outstanding shares of ATPL, which was formerly an Australian public company originally registered in Western Australia, Australia and listed on the ASX, pursuant to a scheme of arrangement under Australian law between ATPL and its shareholders (the “Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (Cth) (the “Corporations Act”). Contemporaneously with implementation of the Scheme, ATPL also cancelled all existing options it had on issue in exchange for our company issuing replacement options to acquire Common Stock pursuant to a scheme of arrangement between ATPL and its optionholders (the “Option Scheme”) under Part 5.1 of the Corporations Act. The Scheme was approved by ATPL’s shareholders at a general meeting of shareholders, which was held on December 3, 2024. The Option Scheme was approved by ATPL’s optionholders at a general meeting of optionholders held on the same day. ATPL obtained approval of the Scheme and the Option Scheme by the Supreme Court of Queensland on December 4, 2024. As a result of the Reorganization, ATPL became a wholly owned subsidiary of our company and the shareholders of ATPL immediately prior to the consummation of the IPO became holders of either one share of Common Stock for every ordinary share of ATPL or one CDI for every one ordinary share of ATPL for each share held as of the record date.

In connection with the Reorganization, on December 16, 2024, we issued (i) 21,139,816 shares of Common Stock to shareholders of ATPL, 20,360,496 of which were represented by CDIs, pursuant to the Scheme and (ii) 6,118,807 options to purchase shares of Common Stock pursuant to the Option Scheme. The foregoing issuances were made pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act. Each option is exercisable into one share of Common Stock, including as represented by a CDI, upon the payment of the relevant exercise price.

Results of Operations

The following tables set forth our results of operations (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$618	$632	(2)%	$1,174	$1,398	(16)%
Costs and expenses:
Cost of products sold	(148)	(312)	(53)%	(355)	(786)	(55)%
Research and development expense	(16,340)	(12,634)	29%	(32,796)	(24,189)	36%
Selling, general and administrative expense	(5,014)	(6,157)	(19)%	(10,687)	(12,679)	(16)%
Operating loss	(20,884)	(18,471)	13%	(42,664)	(36,256)	18%
Other non-operating income, net	148	100	48%	239	514	(54)%
Interest and amortization of debt discount and expense	(22)	(11)	100%	(48)	(28)	71%
Net foreign exchange (losses)/gains	(309)	(400)	(23)%	(528)	833	(163)%
Fair value movement of derivatives	5	(37)	(114)%	8	(35)	(123)%
Loss before income taxes from continuing operations	(21,062)	(18,819)	12%	(42,993)	(34,972)	23%
Income tax (expense)/benefit	-	-	-	-	-	-
Loss after income tax	(21,062)	(18,819)	12%	(42,993)	(34,972)	23%
Total (loss)/gain is attributable to:
Non-controlling interests	(228)	(112)	104%	(295)	85	(447)%
Stockholders of the Company	$(20,834)	$(18,707)	11%	$(42,698)	$(35,057)	22%

Net Sales

Net sales during the three months ended June 30, 2025 was $0.6 million, compared to $0.6 million for the same period in the prior year. Net sales during the six months ended June 30, 2025 was $1.2 million, a decrease of $0.2 million (16%), compared to $1.4 million for the same period in the prior year.  The movements in each period are primarily due to the Transition Services Agreement with LeMaitre, which included sales of CardioCel™ and VascuCel™ products, expiring in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

Cost of Products Sold

Cost of products sold during the three months ended June 30, 2025 was $0.1 million, a decrease of $0.2 million (53%), compared to $0.3 million for the same period in the prior year. Cost of products sold during the six months ended June 30, 2025 was $0.4 million, a decrease of $0.4 million (55%), compared to $0.8 million for the same period in the prior year. The movements in each period are primarily due to a reduction in net sales following the LeMaitre Transition Services Agreement expiring in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

R&D Expense

R&D expenses during the three months ended June 30, 2025 were $16.3 million, an increase of $3.7 million (29%), compared to $12.6 million for the same period in the prior year. This is primarily due to an increase of $5.0 million relating to the upscaling of manufacturing and quality capabilities, including process design and validation activities and the expansion of headcount, and a further $0.6 million related to preparatory activities linked to the PARADIGM Trial, including clinical costs associated with the enrollment of additional patients and the scaling of our field based clinical team. These variances were partly offset by reduced DurAVR® product research costs of $2.2 million in the second quarter of 2025 as we shift our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

R&D expenses during the six months ended June 30, 2025 were $32.8 million, an increase of $8.6 million (36%), compared to $24.2 million for the same period in the prior year. This is primarily due to an increase of $9.1 million relating to the upscaling of manufacturing and quality capabilities including process design and validation activities and the expansion of headcount, and a further $2.5 million relating to preparatory activities linked to the PARADIGM Trial, including clinical costs associated with the enrollment of additional patients and the scaling of our field based clinical team. These variances were partly offset by lower DurAVR® product research costs of $3.1 million in the first six months of 2025 as we shift our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended June 30, 2025 were $5.0 million, a decrease of $1.1 million (19%) compared to $6.2 million for the same period in the prior year, primarily due to a reduction of $0.5 million in share-based payment expenses associated with directors and executive management and $0.4 million lower marketing spend. Expenses relating to legal, tax and compliance were relatively flat and included additional fees related to compliance with dual listing requirements and other operational matters in 2025 compared to 2024, which included costs related to our re-domiciliation, listing of our common stock on Nasdaq and conducting our initial public offering.

Selling, general and administrative expenses during the six months ended June 30, 2025 were $10.7 million, a decrease of $2.0 million (16%) compared to $12.7 million for the same period in the prior year, primarily due to a $1.0 million decline in share-based payment expenses associated with directors and executive management, $0.6 million lower marketing spend and a $0.1 million decrease in legal, tax and compliance costs, which included additional fees related to compliance with dual listing requirements and other operational matters in 2025, and in 2024 included costs related to re-domiciliation, listing of our common stock on Nasdaq and conducting our initial public offering.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange losses during the three months ended June 30, 2025 were $0.3 million compared to $0.4 million of net foreign exchange losses for the same period in the prior year, a decrease of $0.1 million (23%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the second quarter of 2025, the United States dollar depreciated by 4% relative to the Australian dollar. In the second quarter of 2024, the United States dollar depreciated by 1% relative to the Australian dollar.

Net foreign exchange losses during the six months ended June 30, 2025 were $0.5 million compared to $0.8 million of net foreign exchange gains for the same period in the prior year, a change of $1.4 million (163%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the first half of 2025, the United States dollar depreciated by 5% relative to the Australian dollar. In the first half of 2024, the United States dollar appreciated by 3% relative to the Australian dollar.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and cash outflows from operating activities since inception. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $319.1 million and $276.4 million, respectively.

In recent years, our operations have mainly been financed through the issuance of capital stock, including in the IPO on the Nasdaq Global Market, debt financing, convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. Additional funding has been derived from interest earned from cash deposits. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $28.4 million and $70.5 million, respectively. As of June 30, 2025 and December 31, 2024, we had capital commitments relating to the lease of properties of $2.4 million and $1.4 million, respectively. We did not have any other material capital expenditure commitments or contingent liabilities as of June 30, 2025 or December 31, 2024. We do not believe that our current cash on hand would fund our cash needs for the 12 months following June 30, 2025. We will need additional capital to fund our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.

We anticipate that we will require additional funds in order to achieve our long-term goals including completing the research and development of our current products and commercialization thereof. We do not expect to generate significant revenue until we obtain regulatory approval to market and sell our products and sales of our products have commenced. We therefore expect to continue to incur losses in the near future. In order to address our short-term capital needs, we intend to raise funds through the issuance of our capital stock or other securities.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

●
the scope, results and timing of clinical trials;
●
the costs of preparing and completing the PARADIGM Trial of our DurAVR® THV system;
●
the costs and time required to obtain pre-market approval from the FDA for our DurAVR® THV system; and
●
the costs of establishing marketing, sales and distribution capabilities.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	% Change
Net Cash provided by (used in):
Operating activities	$(41,024)	$(28,903)	42%
Investing activities	573	(1,363)	(142)%
Financing activities	(1,533)	15,946	110%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(36)	414	(109)%
Net change in cash, cash equivalents and restricted cash	$(42,020)	$(13,906)	202%

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $41.0 million, an increase of $12.1 million (42%), compared to $28.9 million in the same period in the prior year, primarily due to an increase in R&D expenses relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory activities linked to the PARADIGM Trial, clinical costs associated with the enrollment of additional patients and an increase in salaries and wages linked to growth in headcount. This increase was partly offset by a reduction in selling, general and administrative expenses relating to lower marketing spending and a decrease in legal, tax and compliance costs linked to a reduction in costs from 2024, which included our re-domiciliation, listing of our common stock on Nasdaq and conducting our initial public offering, relative to 2025, which included additional costs related to compliance with dual listing requirements and other operational matters.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $0.6 million, a change of $1.9 million (142%), compared to cash outflows of $1.4 million in the same period in the prior year. This is primarily due to the receipt of $1.4 million deferred proceeds from LeMaitre relating to the sale of distribution rights in 2019. We did not have a corresponding cash inflow in 2024. Investing cash outflows for plant and equipment were $0.6 million lower than in the same period in 2024.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was $1.5 million, a change of $17.5 million (110%), compared to cash inflows of $15.9 million in the same period in the prior year.  In the first half of 2025, we received net cash proceeds of $0.6 million from the issuance of shares of Common Stock, offset by net cash outflows of $1.2 million in transaction costs relating to our U.S. initial public offering, completed in December 2024, which were paid during the period.  $0.9 million cash outflows were associated with supplier financing arrangements to fund our annual insurance premiums, which was an increase of $0.5 million on the same period in the prior year. In the first half of 2024, net cash provided by financing activities was $15.9 million relating to proceeds from share issuances including the exercise of options for new shares in ATPL of $17.4 million, partly offset by $1.1 million in related transaction costs.

Contractual Obligations and Commitments

Leases

We lease laboratory and manufacturing facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between April 2026 and April 2030 and some include options to extend. At June 30, 2025, we had contractual commitments (on an undiscounted basis) for property leases of $3.0 million, which were recognized on a discounted basis at $2.4 million.

The locations and uses of our material properties are as follows:

Location of Facility	Lease expiry date	Extension options
11600-11628 96th Avenue North, Maple Grove, MN 55369 (1)	April 30, 2030	1 period of two years
26 Harris Road, Malaga WA 6090, Australia	July 31, 2026	-

(1) Predominantly used for R&D, manufacturing of the DurAVR® valve and regulatory compliance teams. On April 30, 2025, we cancelled our sublease of the building without incurring a termination fee and entered into a new 5-year lease agreement directly with the landlord.  As a result, we recognized a right-of-use asset and a corresponding lease liability of $1.6 million on the lease commencement date. This change provides longer-term access to the premises.

 Commitments

At June 30, 2025, we had commitments to purchase $0.2 million of plant and equipment.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“United States GAAP”).

The preparation of condensed consolidated financial statements in conformity with United States GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes thereto. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations regarding future events that management believes to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties and may be material.

Our significant accounting policies are discussed in Note 2, “Basis of Preparation and Summary of Significant Accounting Policies” in our Annual Report. There were no significant changes to these policies during the six months ended June 30, 2025.

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

We determined that v2vmedtech, inc. (“v2v”) is a VIE and that we are the primary beneficiary of v2v. This determination is based on our having both power over the most significant activities of v2v, primarily through holding a majority of the positions on v2v’s board of directors (although v2v’s non-Anteris shareholder representative on the v2v board of directors presently maintains certain veto rights), controlling the appointment of the chief executive officer and chief financial officer roles, being the exclusive partner to develop v2v’s products, and benefits through equity ownership.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

Previously Reported Material Weakness

In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2023, our management and our independent auditors identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting, which remained unremediated as of June 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by our management and our independent auditors related to (i) a lack of appropriately designed, implemented and documented procedures and controls, and (ii) deficiencies in the segregation of duties.

To remediate these material weaknesses, we are in the process of implementing measures designed to improve our internal control over financial reporting, including supplementing automated controls with additional manual controls and documentation thereof. We have an active project to complete documentation of our entity-level and key financial reporting processes and controls. This includes the preparation and review of account reconciliations, journal entries and information technology systems. In addition, we are undertaking a review of segregation of duties across financial reporting streams. As of June 30, 2025, we have completed the design and implementation of certain controls and have begun testing their operating effectiveness, but they have not operated for a sufficient period of time to evaluate and confirm their effectiveness.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. These remediation measures have been and will be time consuming and require financial and operational resources. If one or both of these material weaknesses are not remediated, they could result in a material misstatement of our annual or interim financial statements that might not be prevented or detected.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Audit and Risk Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

PART II. Other Information

Item 1.
Legal Proceedings

In the ordinary course of our operations, and from time-to-time, we are party to various claims and lawsuits.

We are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities
None.

(b)
Use of Proceeds

On December 12, 2024, our registration statement on Form S-1 (File No. 333-283414) (the “Registration Statement”) relating to our initial public offering became effective pursuant to which we issued and sold 14,878,481 shares of Common Stock at a public offering price of $6.00 per share. The underwriters for the initial public offering were TD Securities (USA) LLC, Barclays Capital Inc., Cantor Fitzgerald & Co. and Lake Street Capital Markets, LLC. We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. The use of proceeds from our initial public offering, as of June 30, 2025, was as follows:

●
$37.6 million for the ongoing development of DurAVR® THV and the preparation and enrollment of the PARADIGM Trial of DurAVR® THV for treating severe aortic stenosis; and

●
$14.1 million for net working capital, v2v expenditures and other general corporate purposes including the repayment of $6.4 million of debt including the Obsidian convertible notes and options.

(c)
Issuer Purchases of Equity Securities

None.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

Trading Plans - Directors and Officers

During the three months ended June 30, 2025, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
2.1†	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 11th day of August, 2025

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew McDonnell
	Name:	Matthew McDonnell
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)