Form 10-Q
period 2025-09-30
Anteris Technologies Global Corp.
filed 2025-11-12
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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
YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of November 12, 2025 was 41,197,570.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended September 30, 2025

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

We have based the forward-looking statements contained in this Form 10-Q largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and amended on April 29, 2025 (as amended, the “Annual Report”), as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

3

Part I. Financial Information

Item 1.
Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share information; unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2025 $	2024 $	2025 $	2024 $
Net sales		429	769	1,603	2,167
Costs and expenses:
Cost of products sold		(123)	(443)	(478)	(1,229)
Research and development expense		(16,810)	(13,946)	(49,606)	(38,135)
Selling, general and administrative expense		(5,761)	(6,977)	(16,448)	(19,656)
Operating loss		(22,265)	(20,597)	(64,929)	(56,853)
Other non-operating income, net		147	123	386	637
Interest and amortization of debt discount and expense		(15)	(11)	(63)	(39)
Net foreign exchange (losses)/gains		(83)	(1,290)	(611)	(457)
Fair value movement of derivatives		7	(19)	15	(54)
Loss before income taxes from continuing operations		(22,209)	(21,794)	(65,202)	(56,766)
Income tax (expense)/benefit		-	-	-	-
Loss after income tax		(22,209)	(21,794)	(65,202)	(56,766)

Total (loss)/gain is attributable to:
Non-controlling interests		35	64	(260)	149
Stockholders of the Company		(22,244)	(21,858)	(64,942)	(56,915)
		(22,209)	(21,794)	(65,202)	(56,766)

Share information
Basic and diluted loss per share ($ per share)	7	(0.62)	(1.07)	(1.80)	(2.97)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025 $	2024 $	2025 $	2024 $
Loss after income tax	(22,209)	(21,794)	(65,202)	(56,766)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	31	1,468	644	602
Other comprehensive income/(loss) for the period, net of tax	31	1,468	644	602
Total comprehensive loss	(22,178)	(20,326)	(64,558)	(56,164)

Total comprehensive loss is attributable to:
Non-controlling interests	35	64	(260)	149
Stockholders of the Company	(22,213)	(20,390)	(64,298)	(56,313)
	(22,178)	(20,326)	(64,558)	(56,164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share quantities; unaudited)

	Note	September 30, 2025 $	December 31, 2024 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash		9,119	70,458
Accounts receivable from customers, net of allowances		234	208
Inventories		436	513
Prepaid expenses		880	640
Other current assets		555	2,832
Total Current Assets		11,224	74,651
Non-Current Assets
Plant and equipment, net		5,295	4,774
Operating lease right-of-use assets, net		1,971	1,085
Intangible assets, net		70	189
Other assets		514	-
Total Non-Current Assets		7,850	6,048
TOTAL ASSETS		19,074	80,699
LIABILITIES
Current Liabilities
Accounts payable		4,276	5,889
Accrued and other liabilities	5	8,435	9,921
Current portion of operating lease liabilities		624	747
Current portion of debt obligations		96	3
Total Current Liabilities		13,431	16,560
Non-Current Liabilities
Operating lease liabilities		1,605	645
Long-term debt obligations		26	-
Other liabilities	5	653	812
Total Non-Current Liabilities		2,284	1,457
TOTAL LIABILITIES		15,715	18,017
COMMITMENTS AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 36,062,370 and 35,939,816 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	4	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, no shares outstanding		-	-
Additional paid in capital		355,271	350,036
Accumulated other comprehensive loss		(10,247)	(10,891)
Accumulated deficit		(341,330)	(276,388)
TOTAL STOCKHOLDERS’ EQUITY		3,698	62,761
Non-controlling interests	9	(339)	(79)
TOTAL EQUITY		3,359	62,682
TOTAL LIABILITIES AND EQUITY		19,074	80,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non-controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
(Loss)/Gain after income tax	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive gain	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113
(Loss)/Gain after income tax	-	-	-	-	(20,834)	(20,834)	(228)	(21,062)
Other comprehensive gain	-	-	-	439	-	439	-	439
Common stock issued	283	-	1	-	-	1	-	1
Stock-based compensation	-	-	1,541	-	-	1,541	-	1,541
Balance at June 30, 2025	36,062,370	4	353,766	(10,278)	(319,086)	24,406	(374)	24,032
(Loss)/Gain after income tax	-	-	-	-	(22,244)	(22,244)	35	(22,209)
Other comprehensive gain	-	-	-	31	-	31	-	31
Stock-based compensation	-	-	1,505	-	-	1,505	-	1,505
Balance at September 30, 2025	36,062,370	4	355,271	(10,247)	(341,330)	3,698	(339)	3,359

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non-controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2023	17,820,149	2	228,951	(9,555)	(200,097)	19,301	(403)	18,898
(Loss)/Gain after income tax	-	-	-	-	(16,350)	(16,350)	197	(16,153)
Other comprehensive loss	-	-	-	(1,561)	-	(1,561)	-	(1,561)
Common stock issued	275,167	-	1,711	-	-	1,711	-	1,711
Stock-based compensation	-	-	1,500	-	-	1,500	-	1,500
Balance at March 31, 2024	18,095,316	2	232,162	(11,116)	(216,447)	4,601	(206)	4,395
(Loss)/Gain after income tax	-	-	-	-	(18,707)	(18,707)	(112)	(18,819)
Other comprehensive gain	-	-	-	695	-	695	-	695
Common stock issued	1,127,000	-	14,584	-	-	14,584	-	14,584
Stock-based compensation	-	-	1,695	-	-	1,695	-	1,695
Balance at June 30, 2024	19,222,316	2	248,441	(10,421)	(235,154)	2,868	(318)	2,550
(Loss)/Gain after income tax	-	-	-	-	(21,858)	(21,858)	64	(21,794)
Other comprehensive gain	-	-	-	1,468	-	1,468	-	1,468
Common stock issued	1,917,500	-	18,868	-	-	18,868	-	18,868
Stock-based compensation	-	-	1,804	-	-	1,804	-	1,804
Balance at September 30, 2024	21,139,816	2	269,113	(8,953)	(257,012)	3,150	(254)	2,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars; unaudited)

		Nine months ended September 30,
	Note	2025 $	2024 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(65,202)	(56,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		1,238	1,103
Equity-settled stock-based compensation		4,749	5,214
Net foreign exchange losses/(gains)		611	457
Other items		(21)	55
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		379	(757)
Inventories		77	(17)
Accounts payable, accrued and other liabilities		(1,107)	7,708
NET CASH USED IN OPERATING ACTIVITIES		(59,276)	(43,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(1,557)	(1,903)
Acquisition of intangible assets		-	(13)
Deferred proceeds from sale of distribution rights		1,358	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(199)	(1,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issues	6	619	37,060
Share issue transaction costs	6	(1,195)	(2,112)
Tax withholding paid on stock option exercises		(97)	-
Repayment of debt		(1,145)	(508)
Principal payments on finance lease obligations		(9)	(8)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(1,827)	34,432
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(37)	16
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		(61,339)	(10,471)
Balance at beginning of period		70,458	21,089
Balance at end of period		9,119	10,618

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for research and development tax incentive		594	-
Operating cash flows relating to operating leases		738	608
Non-cash additions to right-of-use assets and lease liabilities		1,663	294
Shares of common stock issued to consultants for services provided		-	430

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

On December 16, 2024, the Company received all the issued and outstanding shares of ATPL pursuant to a scheme of arrangement under Australian law between ATPL and its shareholders (the “Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (Cth) (the “Corporations Act”). Contemporaneously with implementation of the Scheme, ATPL cancelled all existing options it had outstanding in exchange for ATGC issuing replacement options to acquire shares of ATGC’s common stock, par value $0.0001 per share (“Common Stock”) pursuant to a scheme of arrangement between ATPL and its option holders (the “Option Scheme”) under Part 5.1 of the Corporations Act.

Prior to completion of the reverse recapitalization, ATGC had no business or operations and following completion of the reverse recapitalization, the business and operations of ATGC consist solely of the business and operations of ATPL and its subsidiaries. As a result of the reverse recapitalization, ATGC became the parent company of ATPL and, for financial reporting purposes, the historical financial statements of ATPL became the historical financial statements of ATGC as a continuation of the predecessor.

On December 16, 2024, the Company completed the reverse recapitalization and an initial public offering (“IPO”) of 14,800,000 shares of Common Stock.

ATGC’s principal activities consist of:

●
Continued research and development (“R&D”) of the DurAVR® Transcatheter Heart Valve (“THV”) System consisting of a single-piece biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our balloon expandable ComASUR® Delivery System, to address unmet medical needs in the treatment of aortic stenosis. The DurAVR® THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

●
Conducting the randomized global pivotal study (the “PARADIGM Trial”), designed to generate the clinical evidence required to support a Premarket Approval (“PMA”) application in the United States and a parallel CE Mark approval in Europe.

●
The co-development with v2vmedtech, inc. (“v2v”), of an innovative heart valve repair device for the minimally invasive treatment of mitral and tricuspid valve regurgitation (also known as a leaky valve).

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These policies have been consistently applied to all the periods presented, unless otherwise stated. The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.

For the three and nine months ended September 30, 2024, the condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows, and changes in equity of ATPL and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheet as of December 31, 2024 presents the financial condition of the Company and its consolidated subsidiaries.

In accordance with ASC 805, Business Combinations, ATPL’s historical equity has been retrospectively restated for all periods up to December 16, 2024, the closing date of the reverse recapitalization (the “Closing Date”), to reflect the number of shares of Common Stock issued to legacy ATPL shareholders in connection with the reverse recapitalization. Additionally, the par value of Common Stock has been restated to align with the post-transaction capital structure.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to utilize an extended transition period to comply with new or revised accounting standards applicable to public companies.

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations of future events that management believe to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accounting policies adopted in the preparation of the condensed consolidated financial statements are consistent with those adopted and disclosed in the Group’s (defined below) financial statements for the year ended December 31, 2024, and therefore these condensed consolidated financial statements do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and amended on April 29, 2025 (as amended, the “Annual Report”).

There have been no material changes to the Company's significant accounting policies from those described in the consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

(a)
Principles of consolidation

The condensed consolidated financial statements include the accounts of ATGC, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest, as well as any variable interest entities (“VIEs”) for which ATGC has been determined to be the primary beneficiary. ATGC and its subsidiaries together are referred to in these financial statements as the “Group.”

Subsidiaries are all those entities over which the Group has control. Control is the power to govern the financial and operating policies of an entity. All subsidiaries of ATGC have a reporting year end of December 31.

Intercompany transactions, balances and unrealized gains or losses on transactions between entities in the Group are eliminated.

(b)
Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. This ASU was effective January 1, 2025 for smaller reporting companies. The Company has assessed the impact of adopting this accounting guidance and has determined that it does not impact the fair value measurement of our existing equity securities. Nevertheless, the Company will apply the guidance and incorporate the new required disclosures in future filings as needed.

(c)
New Accounting Standards Not Yet Adopted

The FASB has issued several new accounting pronouncements during the first nine months of 2025 which the Company has reviewed. Based on this assessment, the Company has determined that there are no new accounting pronouncements issued but not yet adopted that would have a material impact on the Company's financial position, results of operations, or cash flows.

For further details on new accounting pronouncements issued in prior years but not yet adopted, refer to Note 2(aa) in the consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

3.
GOING CONCERN

The condensed consolidated financial statements have been prepared on the going concern basis, which contemplates continuity of normal business activities and realization of assets and discharges of liabilities in the ordinary course of business. As disclosed in the financial statements, the Group incurred loss after income tax of $65.2 million and had net cash outflows from operating activities of $59.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the Group had a cash balance of $9.1 million.

The Group has been primarily investing in research and development activities associated with the continuing development and proposed commercialization of the DurAVR® THV System. During the nine months ended September 30, 2025, amounts invested in research and development activities and general operations exceeded cash inflows associated with sales of ADAPT® tissue products plus research and development tax incentives from the Australian government.

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

To become and remain profitable, the Group has commenced conducting the global pivotal PARADIGM Trial and will seek to obtain regulatory approvals with the aim of commercializing, manufacturing and supplying products, including the DurAVR® THV System, that generate significant revenue. For medtech devices, including the DurAVR® THV System, this will require the Group to successfully complete product clinical trials, develop and expand quality management systems, obtain regulatory approval post completion of clinical trials, expand manufacturing and distribution capabilities and comply with ongoing post-market regulatory requirements.

Prior to achieving commercialization, the Group will periodically require capital infusion through the issuance of shares of Common Stock, debt instruments, or other securities that can be converted into Common Stock. The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. If the Group is unable to obtain adequate capital resources to fund operations, it may be necessary to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the business, results of operations and its ability to operate as a going concern. However, the Group has established a track record of successfully raising new capital and entering into debt facilities. This includes completing an IPO in the fourth quarter of 2024 of 14,800,000 shares of Common Stock for gross proceeds of $88.8 million before underwriting discounts, commissions and other transaction costs, as well as entering into binding subscription agreements and confirmation letters in October 2025 for a private placement totaling gross proceeds of $25.2 million, comprised of Common Stock and CHESS Depositary Interests (“CDIs”), both with accompanying warrants. Refer to Note 12 Subsequent Events for details.

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

4.
INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the nine months ended September 30, 2025 and September 30, 2024.

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

5.
ACCRUED AND OTHER LIABILITIES

(in thousands)	September 30, 2025 $	December 31, 2024 $
Current
Accrued liabilities	4,264	4,490
Employee compensation and withholdings	3,946	3,989
Estimated legal contingency liability	-	1,440
Cash-settled stock-based payment provision	225	2
	8,435	9,921
Non-current
Employee compensation and retirement benefits	110	84
Lease asset retirement obligation	503	452
Cash-settled stock-based payment provision	-	222
Other variable liabilities	40	54
	653	812

6.
EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 14 Equity in the audited consolidated financial statements for the year ended December 31, 2024 as included in the Annual Report.

The following details issuance of Common Stock in the nine months ended September 30, 2025:

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

●
During the three months ended March 31, 2025, 831 unlisted options issued under the Employee Incentive Plan were exercised. These options had a weighted average exercise price of $3.99 per share.

●
In March 2025, the following directors exercised options:

–
Mr. John Seaberg exercised 40,000 options with an exercise price $7.13 per option and as a result was issued 3,852 shares of Common Stock. The intrinsic value of the 40,000 options represented the consideration for the issuance of the 3,852 shares.

–
Mr. Wayne Paterson exercised 233,000 options with an exercise price $7.13 per option and as a result was issued 12,607 shares of Common Stock. The net intrinsic value of the 233,000 options (after deduction of taxes and withholdings) represented the consideration for the issuance of the 12,607 shares.

–
Mr. Stephen Denaro exercised 16,500 options with an exercise price of $6.96 per share (AUD $11.20) raising $114,833.

●
During the three months ended March 31, 2025, external investors exercised 10,000 options for $6.22 per share (AUD $10.00), for gross proceeds of $0.1 million.

●
During the three months ended June 30, 2025, 283 unlisted options issued under the Employee Incentive Plan were exercised. These options had a weighted average exercise price of $2.39 per share.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

6.
EQUITY (continued)

For the comparable nine-month period ended September 30, 2024, ATPL issued the following ordinary shares:

●
In January 2024, 667 unlisted options issued under the Employee Incentive Plan were exercised. These options had an exercise price of $5.67 equivalent per share (AUD $8.60).

●
In January 2024, external investors exercised 12,500 unlisted options for $6.70 equivalent per share (AUD $10.00) for gross proceeds of $0.1 million.

●
In March 2024, external investors exercised 262,000 unlisted options for $6.59 equivalent per share (AUD $10.00) for gross proceeds of $1.7 million.

●
In April 2024, 1,000,000 new shares were issued to various sophisticated and professional investors at $14.74 equivalent per share (AUD $23.00) for total consideration of $14.7 million.

●
In May 2024, external investors exercised 12,000 unlisted options for $6.60 equivalent per share (AUD $10.00) for gross proceeds of $0.1 million.

●
In July 2024, 1,875,000 new shares were issued to various sophisticated and professional investors at $10.49 equivalent per share (AUD $16.00) for total consideration of $19,668,000.

●
In July 2024, 41,000 new shares were issued to a consultant for services provided. The equivalent price per share was $10.49 (AUD $16.00).

●
In September 2024, external investors exercised 1,500 unlisted options for $6.84 equivalent per share (AUD $10.00) for gross proceeds of $10,300.

Subsequent to the end of the reporting period, the Company issued (i) 2,346,936 shares of Common Stock, (ii) warrants to purchase 2,346,936 shares of Common Stock, (iii) 2,788,064 CDIs and (iv) warrants to purchase 3,038,064 CDIs. Refer to Note 12 Subsequent Events for details.

7.
LOSS PER SHARE

The below table presents the computation of basic and diluted loss per share:

		Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
Loss for the period, attributable to the owners of the Company	$’000	(22,244)	(21,858)	(64,942)	(56,915)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	36,062,370	20,513,631	36,045,858	19,144,910
Basic and diluted loss per share		$(0.62)	(1.07)	(1.80)	(2.97)
Securities excluded as their inclusion would be anti-dilutive	Number	3,890,493	6,168,195	3,890,493	6,168,195

Subsequent to the end of the reporting period, the Company issued (i) 2,346,936 shares of Common Stock, (ii) warrants to purchase 2,346,936 shares of Common Stock, (iii) 2,788,064 CDIs and (iv) warrants to purchase 3,038,064 CDIs. Refer to Note 12 Subsequent Events for details. The issuance of the additional shares of Common Stock has a material impact on the Company’s loss per share calculations. After the issuance, the basic and diluted loss per share for the three months ended September 30, 2025 would have been a loss of $0.54 per share, reflecting a change of $0.08 per share. The basic and diluted loss per share for the nine months ended September 30, 2025 would have been $1.58 per share, reflecting a change of $0.22 per share.

The financial statements for the period ended September 30, 2025 do not reflect the effects of this issuance, which will be included in the financial statements for the subsequent period.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

8.
STOCK-BASED COMPENSATION

(a)
Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense recognized for stock options, cash-settled stock-based payments rights (“SPPs”), restricted stock units (“RSUs”) and shares of Common Stock issued to employees, directors and consultants:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Equity-settled stock-based payments (including stock options and RSUs)	1,505	1,804	4,749	4,999
Cash-settled stock-based payments (SPP rights)	98	(474)	-	(249)
Shares of Common Stock issued as compensation to consultants	-	215	-	215
Total stock-based compensation expense	1,603	1,545	4,749	4,965
Classification of stock-based compensation expense
Cost of products sold	11	1	24	3
Research and development expense	879	(58)	2,422	761
Selling, general and administrative expense	713	1,602	2,303	4,201
Total stock-based compensation expense	1,603	1,545	4,749	4,965
Stock-based compensation capitalized to equity (transaction cost)	-	215	-	215
Total stock-based compensation	1,603	1,760	4,749	5,180

As of September 30, 2025, there was $5.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.4 years.

(b)
Stock-based awards activity

Director options

No options were issued to directors during the three or nine months ended September 30, 2025.

In March 2025, 289,500 director options were exercised, resulting in the issuance of 32,959 shares of Common Stock. Refer to Note 6 Equity.

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

Following Dr W. Gu’s resignation on June 6, 2025, 50,000 unvested options were forfeited in accordance with the original terms of the awards.

Director RSUs

On August 19, 2025, in accordance with the Company’s Non-Employee Director Compensation Policy, the Company contingently granted RSUs with a grant date fair value of $250,000 to each of the Company’s new directors, Greg Moss and David Roberts. Each grant is subject to stockholder approval in accordance with the rules of the ASX. Each grant of RSU will vest in three tranches on the completion of at least 12, 24 and 36 months of service from the date of contingent grant.

As of September 30, 2025, no stock-based compensation expense has been recognized for these RSUs, as the grant date has not been established under ASC 718.

Employee stock options

During the three and nine months ended September 30, 2025, 21,500 employee stock options were issued. During the same periods, 69,166 and 92,166 employee stock options were cancelled due to expiration or forfeiture, respectively.

During the three and nine months ended September 30, 2024, the Company issued 9,450 and 167,950 employee stock options, respectively. During the same periods, 1,000 and 1,584 employee stock options were cancelled due to expiration or forfeiture, respectively.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

8.
STOCK-BASED COMPENSATION (continued)

Consultant options and share grants

No options or shares were issued to consultants during the three or nine months ended September 30, 2025. In February 2025, 500,000 stock options held by consultants expired unexercised. An additional 500,000 consultant-held options expired unexercised in September 2025.

During the three and nine months ended September 30, 2024, 41,000 ordinary shares were issued to a consultant as compensation for services received.

RSUs

The number of RSUs granted to employees under the Company’s Equity Incentive Plan during the three and nine months ended September 30, 2025 were 19,500 and 546,550, respectively. These RSUs generally vest over a service period of three years, subject to continued employment, and are settled in shares of Common Stock upon vesting.

A total of 44,350 and 83,650 RSUs were forfeited upon cessation of employment during the three and nine months ended September 30, 2025, respectively.

No RSUs were granted during the three or nine months ended September 30, 2024.

SPP rights

No SPP rights were issued during the three or nine months ended September 30, 2025 or 2024. The carrying amount of the SPP liabilities was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

On September 13, 2025, 283,332 SPP rights were forfeited and cancelled as the share price on the vesting date was less than the base price.

(c)
Fair Value Disclosures

Director options

The following table provides the fair value of the stock-based payments options granted to directors during the periods indicated and the inputs used in the Black-Scholes model.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Quantity issued during the period	-	-	-	475,000
Weighted average fair value per option at grant date	-	-	-	$4.87
Assumptions used:
Share price at grant date	-	-	-	$12.62
Exercise price	-	-	-	$15.29
Expected volatility range	-	-	-	52.5% - 60.0%
Expected life range	-	-	-	3 - 4 years
Expected dividends	-	-	-	Nil
Risk-free interest rate range	-	-	-	4.07% - 4.08%

Employee options

The following table provides the weighted average fair value of options granted to employees during the periods indicated and the related weighted average inputs (based on number of options granted) used in the Black-Scholes model.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Quantity issued during the period	21,500	9,450	21,500	167,950
Weighted average fair value per option at grant date	$2.48	$4.78	$2.48	$7.50
Assumptions used:
Share price at grant date range	$3.80	$11.31	$3.80	$11.31 - $15.39
Exercise price range	$3.80	$11.63	$3.80	$10.87 - $13.02
Expected volatility range	67.5% - 72.5%	52.5% - 60.0%	67.5% - 72.5%	52.5% - 65.0%
Expected life range	5.5 - 6.5 years	3 - 4 years	5.5 - 6.5 years	3 - 4 years
Expected dividends	Nil	Nil	Nil	Nil
Risk-free interest rate range	3.88% - 3.99%	4.04% - 4.06%	3.88% - 3.99%	3.63% - 4.06%

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

8.
STOCK-BASED COMPENSATION (continued)

RSUs

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2025 was $3.80 and $3.46 per RSU, respectively. The fair value of the RSUs was determined based on the market value of the Common Stock on the grant date, which represents the fair value of the underlying shares.

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service based SPP	September 30, 2025	December 31, 2024
Weighted average fair value per right	$0.13	$0.12
Share price at measurement date	$4.50	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	76.0%	51.3%
Expected life (weighted average)	1.0 years	1.2 years
Risk-free interest rate (based on government bonds)	3.68%	4.21%

Service and performance based SPP	September 30, 2025	December 31, 2024
Weighted average fair value per right	$0.42	$0.71
Share price at measurement date	$4.50	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	70.0%	57.5%
Expected life (weighted average)	2.0 years	2.7 years
Risk-free interest rate (based on government bonds)	3.60%	4.27%

9.
VARIABLE INTEREST ENTITY

At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model. Pursuant to the guidance under ASC 810, the Company determined that v2vmedtech, inc. (“v2v”) is a VIE and that the Company is the primary beneficiary of v2v. This determination is based on the Company having both power over the most significant activities of v2v, primarily through appointing and holding a majority of v2v’s board of directors and certain benefits through equity ownership. Therefore, the Company consolidated v2v from the acquisition date of its equity interest.

The following table presents the assets and liabilities for VIEs:

	AS OF
(in thousands)	September 30, 2025 $	December 31, 2024 $
Assets
Other current assets	21	28
Total assets	21	28
Liabilities
Other current liabilities	466	86
Non-current liabilities	39	54
Total liabilities	505	140
Net (liabilities)/assets	(484)	(112)

Included in other current liabilities is a loan to v2v from v2v’s parent entity amounting to $20,100 as of September 30, 2025 and $20,800 as of December 31, 2024. This loan has been provided to support v2v’s working capital needs. It is unsecured and repayable on demand. This balance is eliminated in the condensed consolidated financial statements. v2v is wholly financed by the Group. The Group contributed $1.0 million and $1.7 million to v2v to finance its operations during the three months and nine months ended September 30, 2025.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

9.
VARIABLE INTEREST ENTITY (continued)

Non-controlling Interests

The Company recognizes non-controlling interests related to v2v and provides a roll forward of the non-controlling interests balance, as follows:

(in thousands)	2025 $	2024 $
Balance as of December 31 prior year	(79)	(403)
Net (loss)/gain attributable to non-controlling interests	(67)	197
Balance as of March 31	(146)	(206)
Net (loss) attributable to non-controlling interests	(228)	(112)
Balance as of June 30	(374)	(318)
Net gain attributable to non-controlling interests	35	64
Balance as of September 30	(339)	(254)

10.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Group had commitments to purchase $0.3 million of plant and equipment, as compared to $0.3 million at December 31, 2024.

The Company is involved in various ongoing proceedings arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters.

Contingent liabilities

The Group has evaluated its contingent liabilities and determined that there are no material contingent liabilities requiring disclosure as of September 30, 2025.

11.
SEGMENT REPORTING

(a)
Description of segments

Segment information is presented using a management approach, meaning that segment information is provided on the same basis as information is used for internal reporting purposes by the chief operating decision maker (“CODM”) which is the Company’s Vice Chairman and CEO, who makes key strategic decisions. The CODM is responsible for the allocation of resources and assessing the performance of the Group. Management has determined that the activities of the business as reviewed by the CODM are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Net sales from external customers	429	769	1,603	2,167
Depreciation & amortization	(417)	(381)	(1,238)	(1,103)
Interest income	147	105	629	371
Interest expense	(15)	(12)	(63)	(39)
Other segment items	(22,353)	(22,275)	(66,133)	(58,162)
Segment net loss	(22,209)	(21,794)	(65,202)	(56,766)

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

11.
SEGMENT REPORTING (continued)

(c)
Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
United States	420	444	1,306	1,558
Australia	9	6	25	13
Germany	-	319	272	596
	429	769	1,603	2,167
(d)
Major customers
The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025 $	2024 $	2025 $	2024 $
Customer A	-	347	272	1,008
Customer B	420	416	1,306	1,146

The total amounts outstanding from these customers was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

12.
SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events through November 12, 2025.

Capital Raising Activities

On or about October 23, 2025, the Company entered into (i) subscription agreements (the “Subscription Agreements”) with certain investors, pursuant to which the Company issued and sold an aggregate of 2,346,936 shares of Common Stock (the “Shares”), each with an accompanying warrant (a “Common Stock Warrant”) to purchase one share of Common Stock, at a price of US$4.90 per share of Common Stock and accompanying Common Stock Warrant (the “Common Stock Offering”), and (ii) confirmation letters (the “Confirmation Letters”) with certain investors, pursuant to which the Company issued and sold 2,788,064 CDIs, each with an accompanying warrant to purchase one CDI (a “CDI Warrant”), at a price of A$7.50 per CDI and accompanying CDI Warrant (the “CDI Offering,” and together with the Common Stock Offering, the “Private Placement”). The Private Placement generated gross proceeds totaling approximately $25.2 million, which have been received. The Common Stock Offering closed on October 27, 2025 and the CDI Offering closed on November 5, 2025. The Company also issued 250,000 CDI Warrants to the lead manager of the Private Placement.

The issuance and sale of the Shares, Common Stock Warrants, CDIs and CDI Warrants pursuant to the Subscription Agreements and Confirmation Letters were not, and the issuance of the Common Stock Warrant Shares and CDI Warrant Shares will not be, registered under the Securities Act and were and will be issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, including under Rule 506 of Regulation D promulgated thereunder, with respect to the Shares, the Common Stock Warrants and the Common Stock Warrant Shares, and Regulation S with respect to the CDIs, CDI Shares, CDI Warrants, and CDI Warrant Shares.

Each of the Common Stock Warrants and the CDI Warrants is exercisable commencing six months after issuance and expires five years from issuance.

The Private Placement closed after the balance sheet date and will be reflected in the next reporting period.

European Regulatory Clearance

Following receipt of the first European regulatory clearance from the Danish Medicines Agency in October 2025, the first patients were enrolled and treated in the PARADIGM Trial.

FDA IDE Approval

In early November 2025, the Company announced U.S. Food and Drug Administration (“FDA”) approval to initiate the PARADIGM Trial, which is designed to evaluate the DurAVR® THV in patients with severe calcific aortic stenosis and to support a future Premarket Approval application submission.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025, and amended on April 29, 2025 (as amended, the “Annual Report”). Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. Please also see the section of this Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Anteris is a structural heart company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® THV System, was designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat aortic stenosis— a potentially life-threatening condition resulting from the narrowing of the aortic valve. The balloon-expandable DurAVR® THV is the first biomimetic valve, which is shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV System consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our balloon expandable ComASUR® Delivery System. ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our patented ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel® Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et. al., and has been distributed for use in over 55,000 patients globally in other indications. Our balloon expandable ComASUR® Delivery System, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV. As of September 2025, a total of 130 patients have been treated with the DurAVR® THV worldwide.

On December 12, 2024, our Registration Statement relating to our initial public offering (the “IPO”) became effective pursuant to which we issued and sold 14,800,000 shares of our Common Stock at a public offering price of $6.00 per share. On January 14, 2025, TD Cowen, Barclays and Cantor (the underwriters’ representatives) partially exercised the over-allotment option granted by the Company, pursuant to which we issued and sold an additional 78,481 shares of Common Stock at the purchase price of $6.00 per share. We received net proceeds of $80.0 million for the IPO and subsequent over-allotment option, after deducting the underwriting discounts, commissions and offering expenses.

During the third quarter of 2025, we advanced regulatory activities in parts of Europe, with the goal of securing clearance to commence the PARADIGM Trial in those countries. In October 2025, we secured the first European regulatory clearance in Denmark and subsequently enrolled and treated the first patients marking the formal initiation of the PARADIGM Trial. We continued to engage with the U.S. Food and Drug Administration (the “FDA”) during the quarter, to advance the Investigational Device Exemption (“IDE”) for the PARADIGM Trial, which FDA approval was received for in the fourth quarter of 2025. In parallel, cross-functional teams completed site and operational readiness activities, namely investigator training, study material preparation, and logistical set up, ahead of anticipated enrolment and pending receipt of regulatory clearance and Institutional Review Board (“IRB”) approval.

 The PARADIGM Trial is a prospective, randomized, controlled multicenter, international study wherein subjects will be randomized to receive either a transcatheter aortic valve replacement (“TAVR”) using the DurAVR® THV or TAVR using a commercially available and approved THV in an “All Comers Randomized Cohort.” The primary end point of the PARADIGM Trial is a composite of all-cause mortality, all stroke and cardiovascular hospitalization at 1-year post-procedure. The endpoint will be evaluated as a non-inferiority analysis. We anticipate that the subjects will include a broad array of risk profiles. Subjects with a failed surgical bioprosthesis in need of a valve-in-valve TAVR will be enrolled in a separate parallel registry.

It is anticipated that the design of the PARADIGM Trial will provide the primary clinical evidence on which the FDA could base a decision for the Premarket Approval (“PMA”) that is required for commercialization of the DurAVR® THV System in the United States. We anticipate CE Mark approval will progress in parallel to the PMA.

We continued strengthening our operational infrastructure during the third quarter of 2025, advancing quality management system (“QMS”) buildout to support upcoming clinical activities and future ISO 13485 certification. Key quality procedures and standard operating documents were released to establish the framework for a mature, compliant system and mitigate audit risk. In parallel, manufacturing scale-up activities progressed, including cross-training of inspection personnel, expansion of clean room capacity, and ongoing process development initiatives for projected DurAVR® THV demand.

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

During October and November 2025, we completed a private placement of Common Stock and CDIs, each with accompanying warrants, generating gross proceeds of approximately $25.2 million. The transaction closed after the balance sheet date and will be reflected in the next reporting period.

Principles of Consolidation and Operating Segments

The condensed consolidated financial statements include the accounts for our company, our wholly-owned subsidiaries, and entities for which we have a controlling financial interest, and, for periods prior to the series of reorganization transactions we completed prior to our IPO (the “Reorganization”), the accounts of Anteris Technologies Pty Ltd (“ATPL”, formerly Anteris Technologies Ltd), its wholly-owned subsidiaries, and entities for which ATPL had a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

Our management has determined that the activities of the business as reviewed by our Company’s Vice Chairman and CEO, who also serves as the Company’s chief operating decision maker, are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

Components of Results of Operations

Revenue and Other Income

We currently derive revenue from the sale of regenerative tissue products. Such sales have historically been made principally to 4C Medical Technologies, Inc. (“4C”) and to LeMaitre Vascular, Inc. (“LeMaitre”), a distributor of medical products, to whom we sold the distribution rights for CardioCel™ and VascuCel™ in 2019 in order to focus on development of our proprietary ADAPT® tissue for the DurAVR® THV System. Concurrent with such sale, we entered into a Transition Services Agreement pursuant to which we manufactured and sold CardioCel™ and VascuCel™ products to LeMaitre. The Transition Services Agreement with LeMaitre expired in January 2025 and we do not expect to receive any ongoing revenues from LeMaitre associated therewith. The Supply and License Agreement with 4C, which had an initial seven-year term that ended on June 1, 2025, and was automatically renewed for a one-year term in accordance with its renewal provisions. Successive one-year terms automatically renew under the Transition Services Agreement absent prior indication to the contrary. Either we or 4C may terminate the 4C Agreement upon 180 days written notice to the other party at the end of the initial term or any renewal term or in the event of an uncured breach or if the other party becomes insolvent, files a petition for bankruptcy or upon the occurrence of similar events.

We earn other income primarily from tax incentive payments under the Australian Government’s R&D Tax Incentive Plan for research and development (“R&D”) activities conducted in Australia that meet specified regulatory criteria. A refundable tax offset is available to eligible companies with an annual aggregate turnover of less than AUD $20.0 million. Eligible companies can receive a refundable tax offset for a percentage of their R&D spending.

Expenses

Our most significant expenses are R&D and selling, general and administrative expenses.

Cost of products sold reflects the manufacturing cost from the sale of regenerative tissue products to 4C and to LeMaitre. These expenditures include raw materials and consumables, plus other costs attributable to the manufacturing of these products.

R&D Expense

R&D has been a significant focus for us with investments in the DurAVR® THV System, including the DurAVR® THV, the ComASUR® delivery system, a disposable crimper, and an expandable access sheath, as we aim for commercialization. These components are collectively managed as part of the overall DurAVR® THV System rather than as separate projects. Since late 2021, when our DurAVR® THV was first used in human trials in Tbilisi, Georgia, R&D efforts have focused on incorporating feedback from the clinical trials and progressing towards commercialization. These costs have included, among others, preclinical and clinical studies, design iterations, lab services, clinical data monitoring, project and site management, travel, data management and safety of the study.

During the nine months ended September 30, 2025, the Anteris team continued to expand global manufacturing capacity to scale for the PARADIGM Trial. All production (DurAVR® THV, ComASUR® Delivery System, crimper, E-sheath) is being scaled into new ISO Qualified Clean Room facilities, increasing manufacturing capacity relative to 2024 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the commencement of the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV will be sourced from both the United States and Australia moving forward to help mitigate supply chain risks. This progress reflects the strategic deployment of capital into infrastructure that supports operational readiness and long-term growth capacity for clinical and commercial success.

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

In October and November 2025, we completed a private placement of our Common Stock, CDIs and accompanying warrants that generated approximately $25.2 million in gross proceeds, which have been received.

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

Results of Operations

The following tables set forth our results of operations (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$429	$769	(44)%	$1,603	$2,167	(26)%
Costs and expenses:
Cost of products sold	(123)	(443)	(72)%	(478)	(1,229)	(61)%
Research and development expense	(16,810)	(13,946)	21%	(49,606)	(38,135)	30%
Selling, general and administrative expense	(5,761)	(6,977)	(17)%	(16,448)	(19,656)	(16)%
Operating loss	(22,265)	(20,597)	8%	(64,929)	(56,853)	14%
Other non-operating income, net	147	123	20%	386	637	(39)%
Interest and amortization of debt discount and expense	(15)	(11)	36%	(63)	(39)	62%
Net foreign exchange (losses)/gains	(83)	(1,290)	(94)%	(611)	(457)	34%
Fair value movement of derivatives	7	(19)	(137)%	15	(54)	(128)%
Loss before income taxes from continuing operations	(22,209)	(21,794)	2%	(65,202)	(56,766)	15%
Income tax (expense)/benefit	-	-	-	-	-	-
Loss after income tax	(22,209)	(21,794)	2%	(65,202)	(56,766)	15%
Total (loss)/gain is attributable to:
Non-controlling interests	35	64	(45)%	(260)	149	(274)%
Stockholders of the Company	$(22,244)	$(21,858)	2%	$(64,942)	$(56,915)	14%

Net Sales

Net sales during the three months ended September 30, 2025 was $0.4 million, compared to $0.8 million for the same period in the prior year. Net sales during the nine months ended September 30, 2025 was $1.6 million, compared to $2.2 million for the same period in the prior year. The movements in each period are primarily due to the Transition Services Agreement with LeMaitre, which included sales of CardioCel™ and VascuCel™ products, expiring in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

Cost of Products Sold

Cost of products sold during the three months ended September 30, 2025 was $0.1 million, a decrease of $0.3 million (72%), compared to $0.4 million for the same period in the prior year. Cost of products sold during the nine months ended September 30, 2025 was $0.5 million, a decrease of $0.8 million (61%), compared to $1.2 million for the same period in the prior year. The movements in each period are primarily due to the change in net sales following the LeMaitre Transition Services Agreement expiring in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

R&D Expense

R&D expenses during the three months ended September 30, 2025 were $16.8 million, an increase of $2.9 million (21%), compared to $13.9 million for the same period in the prior year. This is primarily due to an increase of $5.8 million relating to the upscaling of manufacturing and quality capabilities, including process design and validation activities and the expansion of headcount, a further $1.0 million related to preparatory activities linked to the PARADIGM Trial, including the scaling of our field based clinical team and $0.3 million related to an increase in v2vmedtech development activities. These variances were partly offset by reduced DurAVR® product research costs of $4.6 million in the second quarter of 2025 as we shift our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

R&D expenses during the nine months ended September 30, 2025 were $49.6 million, an increase of $11.5 million (30%), compared to $38.1 million for the same period in the prior year. This is primarily due to an increase of $14.9 million relating to the upscaling of manufacturing and quality capabilities including process design and validation activities and the expansion of headcount, a further $3.4 million relating to preparatory activities linked to the PARADIGM Trial, including clinical costs associated with the enrollment of additional patients and the scaling of our field based clinical team and $0.5 million related to an expansion of our medical affairs activities. These variances were partly offset by lower DurAVR® product research costs of $7.7 million in the nine months ended September 30, 2025 as we shift our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended September 30, 2025 were $5.8 million, a decrease of $1.2 million (17%) compared to $7.0 million for the same period in the prior year, primarily due to a reduction of $0.9 million in share-based payment expenses associated with directors and executive management, $0.2 million lower travel and entertainment spend and a $0.1 million decrease in legal, tax and compliance costs, which included additional fees related to compliance with dual listing requirements, capital raising activities and other operational matters in 2025, and in 2024 included costs related to our re-domiciliation, listing of our Common Stock on Nasdaq and conducting our IPO.

Selling, general and administrative expenses during the nine months ended September 30, 2025 were $16.4 million, a decrease of $3.2 million (16%) compared to $19.7 million for the same period in the prior year, primarily due to a $1.9 million decline in share-based payment expenses associated with directors and executive management, $0.5 million lower marketing spend, a $0.5 million reduction in travel and entertainment costs and a $0.4 million decrease in legal, tax and compliance costs, which included additional fees related to compliance with dual listing requirements, capital raising activities and other operational matters in 2025, and in 2024 included costs related to re-domiciliation, listing of our Common Stock on Nasdaq and conducting our IPO.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange losses during the three months ended September 30, 2025 were $0.1 million compared to $1.3 million of net foreign exchange losses for the same period in the prior year, a decrease of $1.2 million (94%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the third quarter of 2025, the United States dollar depreciated by 1% relative to the Australian dollar. In the third quarter of 2024, the United States dollar depreciated by 5% relative to the Australian dollar.

Net foreign exchange losses during the nine months ended September 30, 2025 were $0.6 million compared to $0.5 million of net foreign exchange losses for the same period in the prior year, a change of $0.2 million (34%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the nine months ended September 30, 2025, the United States dollar depreciated by 6% relative to the Australian dollar. In the nine months ended September 30, 2024, the United States dollar depreciated by 1% relative to the Australian dollar.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and cash outflows from operating activities since inception. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $341.3 million and $276.4 million, respectively.

In recent years, our operations have mainly been financed through the issuance of capital stock, including through our IPO on the Nasdaq Global Market, the Private Placement, debt financing, convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. Additional funding has been derived from interest earned from cash deposits. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and restricted cash of $9.1 million and $70.5 million, respectively. As of September 30, 2025 and December 31, 2024, we had capital commitments relating to the lease of properties of $2.2 million and $1.4 million, respectively. We did not have any other material capital expenditure commitments or contingent liabilities as of September 30, 2025 or December 31, 2024. We do not believe that our current cash on hand would fund our cash needs for the 12 months following September 30, 2025. Even with the proceeds from the Private Placement, we will need additional capital to fund our operations. However, our forecast of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially.

We anticipate that we will require additional funds in order to achieve our long-term goals including completing the R&D of our current products and commercialization thereof. We do not expect to generate significant revenue until we obtain regulatory approval to market and sell our products and sales of our products have commenced. We therefore expect to continue to incur losses in the near future. In order to address our short-term capital needs, we intend to raise funds through the issuance of our capital stock or other securities.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	% Change
Net Cash provided by (used in):
Operating activities	$(59,276)	$(43,003)	38%
Investing activities	(199)	(1,916)	(90)%
Financing activities	(1,827)	34,432	(105)%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(37)	16	(331)%
Net change in cash, cash equivalents and restricted cash	$(61,339)	$(10,471)	486%

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $59.3 million, an increase of $16.3 million (38%), compared to $43.0 million in the same period in the prior year, primarily due to an increase in R&D expenses relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory activities linked to the PARADIGM Trial, including clinical costs associated with the enrollment of additional patients and an increase in salaries and wages linked to growth in headcount. This increase was partly offset by a reduction in selling, general and administrative expenses relating to lower marketing spending, a decline in travel and entertainment costs and a decrease in legal, tax and compliance costs linked to a reduction in costs from 2024, which included our re-domiciliation, listing of our Common Stock on Nasdaq and conducting our IPO, relative to 2025, which included additional costs related to compliance with dual listing requirements and other operational matters. Additionally, $0.6 million of proceeds relating to the Australian R&D Tax Incentive were received in the nine months ended September 30, 2025. In 2024, this corresponding inflow was received in the fourth quarter.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $0.2 million, compared to cash outflows of $1.9 million in the same period in the prior year, a decrease of $1.7 million (90%). This decrease primarily reflects the receipt of $1.4 million deferred proceeds from LeMaitre relating to the 2019 sale of distribution rights, for which there was no corresponding inflow in 2024. Additionally, investing cash outflows for plant and equipment were $0.3 million lower than in the same period in 2024.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 was $1.8 million, compared to net cash inflows of $34.4 million in the same period of the prior year, a decrease of $36.3 million (105%). For the nine months ended September 30, 2025, we received net cash proceeds of $0.6 million from the issuance of shares of Common Stock, partially offset by $1.2 million in transaction costs related to our IPO, completed in December 2024, which were paid during the period. Additionally, $1.1 million of cash outflows were associated with supplier financing arrangements to fund our annual insurance premiums, an increase of $0.6 million on the same period in the prior year. For the nine months ended September 30, 2024, net cash provided by financing activities was $34.4 million, primarily reflecting proceeds from share issuances including the exercise of options for new shares in ATPL of $37.1 million, partly offset by $2.1 million in related transaction costs.

Contractual Obligations and Commitments

Leases

We lease laboratory and manufacturing facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between April 2026 and April 2030 and some include options to extend. At September 30, 2025, we had contractual commitments (on an undiscounted basis) for property leases of $2.8 million, which were recognized on a discounted basis at $2.2 million.

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

 Commitments

At September 30, 2025, we had commitments to purchase $0.3 million of plant and equipment.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes thereto. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations regarding future events that management believes to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties and may be material.

Our significant accounting policies are discussed in Note 2 Basis of Preparation and Summary of Significant Accounting Policies in our Annual Report. There were no significant changes to these policies during the nine months ended September 30, 2025.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

Previously Reported Material Weakness

In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2023, management and our independent auditors identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting, which remained unremediated as of September 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by our management and our independent auditors related to (i) a lack of appropriately designed, implemented and documented procedures and controls, and (ii) deficiencies in the segregation of duties.

To remediate these material weaknesses, management has initiated a remediation plan, which includes formally documenting policies, processes, risks, and controls, and reviewing the design and operating effectiveness of key and non-key controls. Testing of operating effectiveness has commenced. Remediation actions are progressing as planned. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and strengthened month-end review procedures.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Company’s Audit and Risk Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

PART II. Other Information

Item 1.
Legal Proceedings

In the ordinary course of our operations, and from time-to-time, we are party to various claims and lawsuits.

We are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. Please refer to the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report. Other than the supplemental risk factor provided below, there have been no material changes or additions to our risk factors discussed in such report that could materially impact our business, results of operations, cash flow, liquidity, or financial condition.

Although we have received regulatory approvals to begin the PARADIGM Trial, there can be no guarantee that the study will be successful or that we will receive PMA from the FDA as a result.

Although we have received approval from the FDA to proceed with the PARADIGM Trial under the IDE, the current approval from the FDA to proceed could be revoked, the study could be unsuccessful, and PMA from the FDA may not be obtained or could be revoked. Even if we obtain PMA for our DurAVR® THV System, the FDA or other regulatory authorities may require expensive or burdensome post-market testing or controls. Any delay in, or failure to receive or maintain, clearance or approval for our DurAVR® THV System could prevent us from generating revenue or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

On December 12, 2024, our registration statement on Form S-1 (File No. 333-283414) (the “Registration Statement”) relating to our initial public offering became effective pursuant to which we issued and sold 14,878,481 shares of our Common Stock at a public offering price of $6.00 per share. The underwriters for the initial public offering were TD Securities (USA) LLC, Barclays Capital Inc., Cantor Fitzgerald & Co. and Lake Street Capital Markets, LLC. We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. The use of proceeds from our initial public offering, as of September 30, 2025, was as follows:

●
$52.7 million for the ongoing development of DurAVR® THV and the preparation and enrollment of the PARADIGM Trial of DurAVR® THV for treating severe aortic stenosis; and

●
$18.3 million net, comprising the repayment of $7.0 million of debt (including the Obsidian convertible notes and options), net working capital, v2v expenditures and other general corporate purposes, offset by receipts from tax incentives.

(c)
Issuer Purchases of Equity Securities

None.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
 Other Information

Trading Plans - Directors and Officers

During the three months ended September 30, 2025, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1†	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Warrant				X
4.3	Form of Confirmation Letter (containing the terms of the CDI Warrants)				X
10.1^†	First Amended and Restated Master Services Agreement, dated July 31, 2025, by and between Switchback Medical, LLC and Anteris Technologies Corporation				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

*
This certification attached as Exhibit 32.1 that accompanies this Form 10-Q, is deemed furnished and not filed with the U.S. Securities and Exchange Commission (the “SEC”) and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†
Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

^
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Anteris Technologies Global Corp. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 12th day of November, 2025.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew McDonnell
	Name:	Matthew McDonnell
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)