Form 10-K
period 2025-12-31
Anteris Technologies Global Corp.
filed 2026-02-26
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

YES ☒ NO ☐

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

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2026 was 97,232,054.

1

INTRODUCTION

Prior to the consummation of our initial public offering in December 2024, we completed a series of reorganization transactions (the “Reorganization”). Unless otherwise indicated or context otherwise requires in this Annual Report on Form 10-K (this “Form 10-K”), all references in this Form 10-K to the “Company,” “Anteris,” “Anteris®,” “we,” “us” and “our” refer to Anteris Technologies Pty Ltd (“ATPL”, formerly Anteris Technologies Ltd) prior to the Reorganization and Anteris Technologies Global Corp. (“ATGC”) after the Reorganization, and for purposes of this Form 10-K:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Form 10-K, other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

•
our current and future research and development (“R&D”) activities, including clinical testing and manufacturing and related costs and timing;

•
our product development and business strategy, including the potential size of the markets for our products and future development and/or expansion of our products in our markets;

•
our ability to commercialize products and generate product revenues;

•
any statements concerning anticipated regulatory activities, including our ability to obtain regulatory clearances;

•
our R&D expenses;

•
risks facing our operations and intellectual property;

•
sufficiency of our capital resources; and

•
our ability to raise additional funding when needed.

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

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 (the “Securities Act”), do not protect any forward-looking statements that we make within this Form 10-K.

You should read this Form 10-K and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Form 10-K by these cautionary statements.

This Form 10-K contains certain data and information that we obtained from various publications, including industry data and information from Future Market Insights, Inc. (“FMI”). Statistical data in these publications also include projections based on a number of assumptions. The global, North American and European TAVR markets may not grow at the rate projected by market data or at all. Failure of the global, North American and European TAVR markets to grow at the projected rate may have a material and adverse effect on our business and the market price of our Common Stock, par value $0.0001 per share (“Common Stock”), and CHESS Depository Interests (“CDIs”). All references in this Form 10-K to Common Stock shall include the shares represented by CDIs unless the context suggests otherwise. In addition, the nature of the medical technology industry results in significant uncertainties for any projections or estimates relating to the growth prospects or future condition of our industry. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

CAUTIONARY NOTE REGARDING INDUSTRY AND MARKET DATA

This Form 10-K includes information concerning the Company’s industry and the markets in which it operates that is based on information from various sources including public filings, internal company sources, various third-party sources and management estimates. In addition, this Form 10-K contains information from a report prepared by FMI, a market research firm that we commissioned to provide information on the global transcatheter heart valve replacement market. Management estimates regarding the Company’s position, share and industry size are derived from publicly available information and its internal research and are based on a number of key assumptions made upon reviewing such data and the Company’s knowledge of such industry and markets, which it believes to be reasonable. In some cases, we do not expressly refer to the sources from which this information is derived. While the Company believes the industry, market and competitive position data included in this Form 10-K is reliable and is based on reasonable assumptions, such data is necessarily subject to a high degree of uncertainty and risk and is subject to change due to a variety of factors, including those described in sections titled “Special Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates included in this Form 10-K. The Company has not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data.

RISK FACTOR SUMMARY

Investing in shares of our Common Stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Form 10-K, together with our other publicly available filings with the Securities and Exchange Commission (the “SEC”). The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe not to be material, could materially and adversely affect our business, financial condition, reputation, and results of operations. Set forth below is a summary of some, but not all, of the principal risks we face:

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

•
Our products are in development and may not achieve market acceptance, if approved, which could limit our growth and adversely affect our business, financial condition, and results of operations.

•
We may find it difficult to enroll patients in our clinical trials, and patients could discontinue their participation in clinical trials, which could delay or prevent clinical trials and make those trials more expensive to undertake.

•
We operate in a highly competitive and rapidly changing industry, and if we do not compete effectively, our business will be harmed.

•
The success of many of our products may depend upon the knowledge and experience of certain key physicians and heart valve centers.

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

•
Any failure to protect our information technology infrastructure and our products against cyber-based attacks, network security breaches, service interruptions, artificial intelligence or data corruption could materially disrupt our operations and adversely affect our business and operating results.

•
Artificial intelligence technologies could present business, compliance and reputational risks.

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

•
Medtronic plc (“Medtronic”) beneficially owns a significant equity interest in us and its interests may conflict with our or your interests.

•
We will require substantial additional future financing and, until commercialization of our products, our cash burn in future periods may be higher than anticipated. We may be unable to raise sufficient capital in future financings, including to account for unanticipated cash burn, which could have a material impact on our R&D programs or commercialization of our products.

•
Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”), but the market price and trading volume may continue to fluctuate and remain limited in terms of liquidity.

•
Our Second Amended and Restated Certificate of Incorporation (“Charter”) and Amended and Restated Bylaws (“Bylaws”) contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

PART I

Item 1
Business

Overview

Anteris is a structural heart company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® THV System, was designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat aortic stenosis — a potentially life-threatening condition resulting from a narrowing of the aortic valve. The balloon-expandable DurAVR® THV is the first biomimetic valve, which is shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV System consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our balloon expandable ComASUR® Delivery System. ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our patented ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel® Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et. al., and has been distributed for use in over 55,000 patients globally in other indications. Our balloon expandable ComASUR® Delivery System, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV. As of December 2025, more than 130 patients have been implanted with the DurAVR® THV worldwide.

Aortic stenosis is one of the most common and serious valvular heart diseases. It is fatal in approximately 50% of patients if left untreated after two years, and no pharmacotherapy is available to treat this disease. Aortic stenosis causes a narrowing of the heart’s aortic valve, which reduces or blocks the amount of blood flowing from the heart to the body’s largest artery, the aorta, and from there to the rest of the body. Minimally-invasive transcatheter aortic valve replacement (“TAVR”), which the U.S. Food and Drug Administration (“FDA”) initially approved in 2011 for high surgical risk patients, has emerged as an alternative to open-heart surgery. In 2019, the FDA also approved TAVR for use in low-risk surgical patients. These low-risk surgical patients are often younger persons within the geriatric population that require heart valves with longer durability and pre-disease hemodynamics for an improved quality of life. More generally, patients with aortic valve stenosis are now being diagnosed at a younger age. Yet, according to a publication in The Journal of American Medical Association, only 15-20% of severe aortic stenosis cases are treated today.

While previous generations of TAVRs were designed for older, high risk patients, our DurAVR® THV System is designed to be a solution for all patients, including both older, younger and less-active patients. Our first in class DurAVR® THV is a single-piece valve with a novel, biomimetic design that aims to replicate the normal blood flow of a healthy human aortic valve as compared to traditional three-piece aortic valves. The DurAVR® THV System has shown restoration of laminar flow similar to individuals with a healthy aortic valve, and early left ventricular reverse remodeling compared with pre-TAVR and similar to healthy controls.

In a pooled analysis of 100 patients derived from our ongoing First-In-Human (“FIH”) study (referred to as the “EMBARK” study) and early feasibility studies (“EFS”) conducted in the United States and Europe, the DurAVR® THV demonstrated single digit mean gradients, large effective orifice areas (“EOAs”), no moderate or severe paravalvular leaks and no valve related mortality, with 97% freedom from prosthesis-patient mismatch (“PPM”). These results were observed in a cohort of small annuli patients similar to the one reported in the SMall Annuli Randomized To Evolut™ or SAPIEN™ Trial (“SMART”), a prospective, multicenter, randomized controlled trial evaluating transcatheter aortic valve performance in patients with small aortic annuli. PPM affects a significant proportion of TAVR patients, particularly patients with a small aortic annulus and has been associated with impaired long-term survival following surgical aortic valve replacement (“SAVR”).

In addition, our DurAVR® THV has been developed with the aim to increase durability and last longer than traditional three-piece designs through the use of our ADAPT® anti-calcification tissue including a molded single-piece of tissue designed to mimic the performance of a pre-disease human aortic valve, which we believe can result in improved hemodynamics as compared to traditional three-piece designs. These designs and features cumulatively aim to provide a better quality of life as compared to the current standard of care associated with traditional three-piece designs. We intend to test these features in the DurAVR® THV randomized, global pivotal study (the “PARADIGM Trial”).

The PARADIGM Trial is a prospective, randomized, controlled multicenter, international study wherein subjects are randomized to receive either a TAVR using the DurAVR® THV or TAVR using a commercially available and approved THV in an ‘All Comers Randomized Cohort.’ The primary end point of the PARADIGM Trial is a composite of all-cause mortality, all stroke and cardiovascular hospitalizations at 1-year post-procedure, according to Valve Academic Research Consortium‑3 (“VARC-3”), a globally accepted consensus framework that standardizes clinical endpoint definitions for aortic valve clinical research. The endpoint will be evaluated as a non-inferiority analysis. We anticipate that the subjects will include a broad array of risk profiles. Subjects with a failed surgical bioprosthesis in need of a ViV TAVR are enrolled in a separate parallel registry.

In 2025, we advanced regulatory activities in Europe, with the goal of securing approval to commence the PARADIGM Trial in a number of European countries. In October 2025, we secured the first European regulatory approval in Denmark and subsequently enrolled and treated the first patients marking the formal initiation of the PARADIGM Trial. In November 2025, we also received Investigational Device Exemption (“IDE”) approval from the FDA for the PARADIGM Trial. The FDA granted a staged approval authorizing enrollment of the first 200 patients. We may request authorization to expand enrollment for the remaining subjects through an IDE supplement. Throughout the year, our cross‑functional teams continued to execute site activation, regulatory preparation, and operational readiness activities in anticipation of regulatory approval in each participating country.

We expect the data from the PARADIGM Trial could provide the clinical evidence required for regulators to approve commercialization. This includes premarket approval that is required for commercialization of the DurAVR® THV System in the United States and CE Mark approval in Europe.

We continued strengthening our operational infrastructure during the year, advancing quality management system buildout to support upcoming clinical activities and future ISO 13485 certification. Key quality procedures and standard operating documents were released to establish the framework for a mature, compliant system and mitigate audit risk. In parallel, manufacturing scale-up activities progressed, including cross-training of inspection personnel, expansion of clean room capacity, and ongoing process development initiatives to ensure robust, high-yield production in line with projected demand.

We are a development stage company and have incurred net losses each year since operation, however, we believe that we have significant growth potential in a large, underpenetrated and growing TAVR market. Since the inception of the TAVR procedure, the annual volume of TAVR procedures in the United States has increased significantly year-over-year, with an estimated 73,000 patients having undergone a TAVR procedure in the United States in 2019 according to the STS/ACC TVT Registry. According to FMI, a market research firm, the total global market opportunity for TAVR in relation to severe aortic stenosis and in relation to ViV procedures is expected to reach $9.9 billion and $2.5 billion, respectively, in 2028.

Our innovation-focused R&D practice is driven by rapid technological advancement and significant input from leading interventional cardiologists and cardiac surgeons. As a company that is primarily in the development phase, we currently generate small amounts of revenue and income which are insufficient to cover our investment in research, development and operational activities resulting in recurring net operating losses, incurred since inception. We, like other development stage medical device companies, experience challenges in implementing our business strategy due to limited resources and a smaller capital base as we prioritize product development, minimize the period to the commencement of commercial sales, ensure our focus on quality as well as scale our operations. The development and commercialization of new medical devices is highly competitive. Those competitors may have substantial market share, substantially greater capital resources and established relationships with the structural heart community, potentially creating barriers to adoption of our technology. Our success will partly be based on our ability to educate the market about the benefits of our disruptive technology including current unmet clinical needs compared to commercially available devices as well as how we plan to capture market share post commercialization.

We are dedicated to developing technological enhancements and new indications for existing products, and less invasive and novel technologies to address unmet patient needs in structural heart disease. That dedication leads to our initiation and participation in clinical trials that seek to prove our pipeline is safe and effective as the demand for clinical and economic evidence remains high.

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

Market Opportunity

According to the World Bank, the total population over 65 in the United States and the European Union was approximately 173.6 million as of 2024. According to FMI, the total global market opportunity for TAVR in relation to severe aortic stenosis and in relation to ViV procedures is expected to reach $9.9 billion and $2.5 billion, respectively, in 2028. The key specific markets that our Company is initially targeting are North America and Europe due to these markets accounting for the majority of the above global opportunity. FMI indicated that the North American and European markets averaged 53% and 38% of the global market share, respectively, during the period 2016 to 2023. FMI forecasts that the market opportunity in relation to severe aortic stenosis for North America and Europe will reach $5.5 billion and $3.7 billion, respectively, in 2028; and the market opportunity in relation to ViV procedures is forecast to reach $1.5 billion and $0.8 billion, respectively, in 2028. To calculate these future market values, FMI has relied on actual data from 2023 collated from a variety of published sources and key medical experts and applied a projected CAGR of 14.9% for the global market, 16.2% for the North American market, and 14.0% for the European market. A non-exhaustive list of factors that may impact these forecast calculations include key players’ historic growth; companies and manufacturers working together to develop new, affordable and timesaving technologies; new product launches and approvals; rising demand for THV replacement; availability and cost of products; growing investment in healthcare expenditure; and increased regulatory focus on patient safety and reimbursement policies. In addition, we expect the TAVR market to benefit from general trends, including an aging population, earlier diagnosis of aortic stenosis, increased incidence of obesity and diabetes (which contribute to heart disease), as well as the broader patient populations’ desire to pursue a more active lifestyle.

Since the inception of the TAVR procedure, the annual volume of TAVR procedures in the United States has increased significantly year-over-year, with an estimate of nearly 100,000 patients having undergone a TAVR procedure in the United States in 2022 according to the TVT Registry. We believe that the rising geriatric population and the growing cardiovascular device market provides us with a clear business opportunity. The use of healthcare services is significantly higher among older people.

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

DurAVR® Transcatheter Heart Valve System

Our DurAVR® THV is a novel transcatheter aortic valve designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat symptomatic severe aortic stenosis – a potentially life-threatening condition resulting from the narrowing of the aortic valve. The balloon-expandable DurAVR® THV is the first biomimetic valve, shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV is made using a single piece of molded bovine pericardial tissue treated with ADAPT®, our patented anti-calcification tissue technology, sutured inside a cobalt-chromium frame. ADAPT® tissue, which is FDA-cleared, has been used clinically for over 10 years and distributed for use in over 55,000 patients worldwide. The DurAVR® THV System is comprised of the DurAVR® valve, the ADAPT® tissue, and the balloon-expandable ComASUR® Delivery System. These designs and features cumulatively aim to restore a better quality of life compared to the current standard of care associated with traditional three-piece designs. We intend to evaluate the safety and efficacy of the DurAVR® THV against commercially approved TAVR devices in the global pivotal PARADIGM Trial (NCT07194265).

The DurAVR® THV has the following attributes:

•
it is the first transcatheter aortic valve to use a patented construction of a molded single-piece of bioengineered tissue (our ADAPT® anti-calcification tissue with molded leaflets (see “ADAPT® Anti-Calcification Tissue”));

•
it has fewer sutures and seams when compared with conventional valves, thereby preserving tissue integrity with the intent to reduce calcification risk to extend valve durability;

•
it is uniquely shaped to emulate the performance of a healthy human valve and produce long leaflet coaptation, laminar flow and near-normal hemodynamics;

•
it has large open cells in the stent frame to facilitate coronary access; and

•
it utilizes the ComASUR® balloon expandable Delivery System (see “ComASUR® Delivery System”) for controlled deployment and accurate placement.

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

To meet the need for a durable THV, made from ADAPT® tissue scaffold, we have created the DurAVR® THV, which is a first in class, biomimetic single-piece valve with optimal hemodynamic and durability properties. Based on published clinical data in several peer-reviewed journals, including The Journal of Thoracic and Cardiovascular Surgery, the Expert Review of Medical Devices, and Interactive Cardiovascular and Thoracic Surgery, ADAPT® has been observed to offer potentially significant improvements compared with other widely available commercial processes adopted by healthcare providers, including with respect to bio-compatibility, durability, strength, pliability, functionality and controlled remodeling.

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

 Within the ComASUR® Delivery System, we have rotational control of the DurAVR® valve with the native commissures. This allows for commissure alignment, which is not achieved consistently in competitive delivery systems. Commissure alignment is important because it positions the transcatheter valve leaflets in line with the patient’s native anatomy, supporting optimal hemodynamics, facilitating future coronary access, and enabling consistent device performance. This feature positions the TAVR valve leaflets exactly in line with the anatomical orientation of the recipient’s native valve leaflets. We have a patent pending for this system.

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

 Clinical Results and Trials

Over 130 patients have been successfully treated with the DurAVR® THV, including de novo (first time) aortic stenosis cases, ViV patients and complex anatomies such as bicuspid aortic valve patients. We continue to expand the level of global experience and build the body of clinical evidence for the DurAVR® THV System through our clinical development program, comprised of the ongoing EMBARK study, EFSs in the United States and European Union (the “U.S. EFS” and “EU EFS,” respectively) and the recently initiated global, pivotal PARADIGM Trial, in addition to compassionate use cases.

The EMBARK study, initiated in November 2021 in Tbilisi, Georgia, has enrolled nine cohorts and demonstrated consistent device performance, favorable hemodynamic outcomes, and an acceptable safety profile through available follow-up periods. In addition, we enrolled 15 patients across four centers in our U.S. EFS, achieving 100% implant success with no mortality, disabling stroke, or life-threatening bleeding at 30 days. Our EU EFS enrolled 15 patients to further evaluate safety and ViV performance in a controlled setting. 30-day data from these studies were pooled and recently published in EuroIntervention. This data demonstrates promising clinical and echocardiographic outcomes in patients with small aortic annuli, a population at greater risk for impaired valve hemodynamics. The overall technical success rate was high at 93% with no deaths, a low stroke rate (2%), single-digit gradients (8.2 mmHg), large EOAs (2.2 cm2), and low rate of moderate or greater prosthesis-patient mismatch (3%) through 30 days.

Building on these clinical programs, in 2025 we initiated our PARADIGM Trial, a global, prospective, randomized, controlled, multicenter study comparing DurAVR® THV to commercially available THVs. The PARADIGM Trial is designed to generate the clinical evidence necessary to support global regulatory approval. The first patients were enrolled in October 2025, and in November 2025, we announced that the FDA granted IDE approval for a staged enrollment for the first 200 patients in the PARADIGM Trial in the United States.

Competition

We compete in the cardiovascular device market, and in particular the TAVR market. These markets are characterized by rapid change resulting from technological advances, innovations and scientific discoveries. Our products face a mix of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. In addition, we face competition from providers of other medical therapies, such as pharmaceutical companies. Our primary competitors include Edwards Lifesciences Corporation and Medtronic. Currently, no competitor has a single-piece tissue TAVR commercially available or has publicly disclosed that a single-piece tissue TAVR is in development.

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

As of December 31, 2025, Anteris owned a total of 47 active patents expiring between 2032 and 2045, and 75 pending patent applications, as further detailed below.

In the category of prosthetic heart valve devices, we are the sole owner of eight active United States patents, seven pending United States patent applications, seven active Australian patents, three pending Australian patent applications, eight active patents in other countries, and 31 pending applications in other countries. These patents and pending applications are directed to features that are expected to provide competitive advantages such as: a novel process for production of calcification resistant cross-linked biomaterials for the prosthetic valve; three-dimensional molded heart valve leaflets made of cross-linked biomaterial that mimic the performance of a native heart valve designed to provide enhanced performance characteristics such as low mean pressure gradient, low leaflet stress, large open area, high coaptation area and high duration in an open state, to name a few; a prosthetic heart valve that has localized protective covering members that prevent direct contact between the valve and the stent frame to enhance the durability and longevity of the prosthetic valve when the valve is in an open state; and attachment of the biomaterial valve to the stent frame in a novel manner that reduces stresses on the biomaterial of the prosthetic valve.

In the category of delivery systems for the prosthetic heart valve devices, we are the sole owner of three active United States patents, seven pending United States patent applications, one active Australian patent, three pending Australian patent applications, two pending PCT applications, one active patent in other countries, and 15 pending applications in other countries. These patents and pending applications are directed to features that are expected to provide competitive advantages such as: controllable and predictable commissural alignment; a balloon folding technique that mitigates valve rotations during expansion; a single-use valve crimping device; and a delivery catheter hard stop member made of a braided metal material that provides improved trackability, effective expansion of the delivery sheath during advancement, and increased longitudinal compressive strength that serves to maintain the longitudinal position of the prosthetic heart valve on the balloon member.

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

In the category of packaging, we are the sole owners of two active United States patents, one pending United States patent application, two active Australian patents, one pending Australian patent application, five active patents in other countries, and four pending patent applications in other countries. These patents and pending applications are directed to features that are expected to provide competitive advantages such as a packaging design that includes integrated components and mechanisms for preparing and mounting the valve on the delivery catheter system to make the clinician’s valve preparation process more efficient and user-friendly.

Anteris holds a 30% interest in v2vmedtech. v2vmedtech’s intellectual property is directed to implantable medical devices for mitigating heart valve regurgitation. Using a transcatheter deployment technique, one or more clip devices are attached to the leaflets of a patient’s mitral or tricuspid heart valve to permanently join together edge portions of the leaflets. This is often referred to as an edge-to-edge repair procedure. As of December 31, 2025, v2vmedtech had 13 pending patent applications and is the exclusive licensee of two pending patent applications owned by Columbia University.

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

License Agreements

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

During the term of the 4C Agreement, our supply of ADAPT® tissue to 4C is exclusive, meaning that we agree not to develop, manufacture, or sell certain ADAPT® tissue-based products in the mitral valve or tricuspid valve field other than for 4C without prior written approval. We have received $10.2 million in proceeds through December 31, 2025 (life to date) under the 4C Agreement relating to the sale and supply of ADAPT® tissue-based products to 4C and granting 4C a worldwide license to use our sterilization method in connection with those supplied ADAPT® tissue-based products.

Pursuant to the 4C Agreement, 4C was granted a limited, revocable and royalty free license to use certain of our trademarks for marketing purposes for 4C’s medical devices that use ADAPT® tissue. On October 14, 2019, in light of the transaction with LeMaitre, we revoked 4C’s license to the CardioCel™ trademark only. We retained our intellectual property rights existing at the time of the 4C Agreement (except for limited licenses granted to 4C in effect during the term of the 4C Agreement), including new intellectual property rights relating to our tissue products developed either solely by us or jointly by us and 4C. The last-to-expire patent related to the intellectual property covered by the 4C Agreement is scheduled to expire in 2032.

The 4C Agreement had an initial term that expired on June 1, 2025, and under its terms would automatically renew for successive one-year periods unless either party provided written notice of non-renewal at least 180 days prior to the applicable renewal date. On November 26, 2025, we notified 4C that we would not renew the 4C Agreement for the next renewal term. We will not incur any early termination penalties in connection with its non-renewal of the 4C Agreement. The termination of this contract does not materially impact our financial results.

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

Stage 4 involves preclinical acute and chronic studies of the TEER Product in animals to support regulatory submissions, which will be undertaken at our discretion. Before we make a decision to advance to Stage 5, a design review with non-Anteris members of v2vmedtech will be conducted and their feedback will be considered. Approval from v2vmedtech’s Advisory Board may be required before proceeding to Stage 5. The R&D contributions (excluding general and administration expenses) paid by us as set out in the Development Agreement under Stage 4 are expected to be $0.7 million to $1.6 million.

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

We have an option to terminate our activities for v2vmedtech, subject to certain break rights. These break rights allow us to discontinue additional development contributions subject to a fee of $0.2 million during Stage 1 and incrementally increasing by $0.2 million for each stage of development to a maximum $1.0 million break fee in Stage 5. We will also pay all customary corporate, operational, and legal costs (“operational contributions”) of v2vmedtech up to an annual amount determined by vmedtech’s board of directors. After the earlier of the completion of Stage 5 or the incurrence of $10.0 million of development contributions and operational contributions, our ownership stake in v2vmedtech will be increased from 30% to between 58% and 60%.

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

Development is currently in Stage 2 and has reached concept lock on the clips and coupler. Timing for a FIH trial cannot be reasonably determined at this time as it is contingent on successful completion of further stages of R&D, including the design, prototyping and testing, preclinical testing and completion of regulatory submissions. The timing to complete these activities is influenced by the v2v Agreements, which state that the development agreement can be terminated if certain expenditure amounts, development milestones or regulatory approvals are not incurred or achieved from March 31, 2027 and onwards. The total amount of eligible development contributions and operational contributions paid by us under the v2v Agreements as of December 31, 2025 was $6.2 million.

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

Harvey Industries Group

We have entered into a supply and quality agreement (the “Harvey Supply Agreement”) with Harvey Industries Group Pty Ltd (“Harvey”), a supplier of animal derived materials for therapeutic applications. Under the Harvey Supply Agreement, Harvey supplies us with bovine pericardia used in the manufacturing of our products pursuant to orders placed by us. We have the ability to reject any product that does not meet the applicable specifications. The Harvey Supply Agreement expires in May 2026 but may be extended by mutual agreement between us and Harvey. If the Harvey Supply Agreement is not extended, Harvey will continue to supply us with bovine pericardia for an additional four months after the expiration of the Harvey Supply Agreement upon our request. We may terminate the Harvey Supply Agreement without cause upon 90 days written notice, and Harvey may terminate the Harvey Supply Agreement with 12 months written notice. Either us or Harvey may terminate the Harvey Supply Agreement for cause upon an uncured breach or a non-remediable breach.

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

Switchback Medical

On July 28, 2025, we entered into the First Amended and Restated Master Services Agreement (the “A&R MSA”) with Switchback Medical, LLC (“Switchback”), pursuant to which Switchback provides various development and manufacturing services, including engineering and testing services, pursuant to purchase orders made by us from time to time, at set prices per unit, and in compliance with various quality management and regulatory requirements.

Under the A&R MSA, we granted Switchback a limited, exclusive, revocable, non-sublicensable, fully paid-up, royalty-free license to certain of our intellectual property to be used solely for the purpose of manufacturing products during the term of the A&R MSA. We retain all rights, title and interest in the results of any testing services, reports or data generated or provided by Switchback and to any developed intellectual property.

The A&R MSA expires on March 31, 2028, and will automatically renew for successive one-year terms unless terminated by either the party at least 180 days prior to the end of the then-current renewal term.

Taurus Engineering and Manufacturing

We are party to a supplier quality agreement (the “Taurus Supplier Agreement”), dated February 15, 2024, with Taurus Engineering and Manufacturing, Inc. (“Taurus”), under which Taurus provides us with certain manufacturing services and supplies us with raw materials in accordance with specified quality requirements and other specifications. Taurus is not an exclusive supplier to us for the materials that it supplies, but under the terms of the Taurus Supplier Agreement, Taurus may not supply anyone other than us with the materials covered by the Taurus Supplier Agreement. The Taurus Supplier Quality Agreement had an initial two‑year term that ended on February 15, 2026.  Arrangements are ongoing to extend the agreement in relation to quality and supply.

Other Agreements

CRF

We are party to a Combined Bioinformatics Master Services Agreement, dated September 1, 2021, with CRF (the “CRF MSA”). Pursuant to the CRF MSA, CRF is engaged on a per project basis to perform independent analyses and provide interpretations on various types of medical data and information, provide comprehensive data coordination and analysis center (“DCAC”) services, manage clinical events and data monitoring committees, and health economics and outcomes research (“HEOR”). Data and other research and results generated or produced by CRF concerning core lab and HEOR activities pursuant to the CRF MSA is jointly owned by us and CRF. The data and other research and results generated or produced by CRF concerning DCAC activities pursuant to the CRF MSA is owned by us. Payment terms under the CRF MSA are set forth in work orders for discrete tasks. The original term of the CRF MSA was through December 31, 2022, and has automatically renewed for subsequent annual terms, with the current term expiring on December 31, 2026. Either party to the CRF MSA may provide notice of termination of the CRF MSA for the subsequent annual period or upon 60 days’ notice.

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

Bright Research

We are party to a Master Services Agreement, dated January 12, 2026 (the “Bright MSA”), with Bright Research Partners, Inc. (“Bright Research”), pursuant to which Bright Research provides services to us in support of various clinical activities identified in applicable statements of work (each, a “SOW”). The Bright MSA has an initial term of five years, however, if any SOWs remain in effect at the end of the term, the agreement will automatically be extended for an additional one-year period, unless earlier terminated. Either party may terminate the Bright MSA, for any reason or for no reason, upon ninety (90) days’ written notice to the other party. The Bright MSA may also be terminated upon an uncured material breach or upon the occurrence of certain insolvency‑related events affecting a party. If a SOW with total fees greater than $1 million is subject to an early termination by us without cause, by Bright Research for cause, or as a result of a change of control, we are required to pay Bright Research an amount equal to 20% of the estimated remaining SOW budget.

Government Regulation

United States FDA Regulation of Medical Devices

Our products are regulated as medical devices in the United States. Accordingly, our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as well as under other federal, state and local regulatory authorities in the United States. For devices intended for commercial distribution in the United States, the FDA regulates product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export, and post-marketing surveillance to assure their safety and effectiveness for their intended uses.

Unless an exemption applies, each new medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting a Section 510(k) clearance, de novo classification, or premarket approval application (“PMA”). Additionally, each significant modification to a 510(k)-cleared or de novo classified device will require a new submission prior to marketing, and each modification that affects the safety and effectiveness of a device with an approved PMA will require a new PMA or supplement. The 510(k) clearance, de novo classification and premarket approval processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees unless a waiver or exemption is available.

FDA classifies medical devices into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of FDA’s current good manufacturing practices for devices, establishment registration and device listing, reporting of adverse events and malfunctions, reporting of corrections and removals, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I devices are exempt from the premarket notification requirements. A class I device is not exempt from 510(k) notification requirements if it is intended for a use of substantial importance in preventing impairment of health, or presents a potential unreasonable risk of illness or injury.

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

Additionally, novel devices that lack a predicate device to which they can demonstrate substantial equivalence via the 510(k) premarket notification process are automatically classified into Class III, unless the manufacturer can demonstrate that the device should be classified into Class I or II via the de novo classification process, discussed below. Devices placed in Class III are subject to premarket approval, which requires submission of valid scientific evidence demonstrating a reasonable assurance of the safety and effectiveness of the device for its intended use. The premarket approval process is generally more costly and time consuming than the 510(k) premarket notification process or the de novo classification process. A PMA typically includes, but is not limited to, extensive technical information regarding device design and development, preclinical and clinical trial data, manufacturing information, labeling, and financial disclosure information for the clinical investigators in device studies.

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

As noted above, if a novel device lacks a predicate device to which it can demonstrate substantial equivalence via that 510(k) process, it is automatically classified into Class III, which means it requires a PMA. However, under the de novo classification process, a manufacturer that believes its novel device is actually low to moderate risk, can request the classification of the novel device into Class I or Class II. To obtain de novo classification, the manufacturer must demonstrate that when general controls, or general controls and special controls, are applied, the probable benefits to health from using the device outweigh probable risks of such use, and that a significant portion of the target population will have clinically significant results from use of the device. If a device is de novo classified into Class I or Class II, it becomes a legally marketed predicate device to which future devices can claim substantial equivalence by submitting a 510(k). The de novo classification process is generally more costly and time consuming than the 510(k) premarket notification process but can be less costly and time consuming than the premarket approval process. A de novo classification request typically includes information similar to that required in a PMA, plus a recommendation for the proposed classification (Class I or Class II) and, if the device is proposed to be classified into Class II, any proposed special controls.

Obtaining FDA marketing clearance or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data. Our DurAVR® THV System is classified as a Class III device for which we expect to submit a PMA upon completion of the currently contemplated pivotal clinical trial.

IDE Process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require IDE approval. An IDE authorizes distribution of devices that lack premarket approval, de novo classification or 510(k) clearance for clinical evaluation purposes. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE if certain requirements are satisfied, including but not limited to obtaining Institutional Review Board (“IRB”) approval for the study before initiation of the study, obtaining informed consent from study subjects, and complying with certain recordkeeping and reporting requirements. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal, biocompatibility and laboratory testing results, showing that it is safe to test the device in humans and that the clinical test protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of test subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA, the study protocol and informed consent documents are approved by appropriate IRBs at the clinical trial sites, and informed consent from study subjects has been obtained. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.

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

The results of clinical trials may be unfavorable, or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA, for numerous reasons, including the following:

•
the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•
patients do not enroll in clinical trials at the rate expected;

•
patients do not comply with trial protocols;

•
patient follow-up is not at the rate expected;

•
patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;

•
device malfunctions occur in unexpected ways, with unexpected frequency, or with potential adverse consequences;

•
side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar premarket approvals or clearance of new or similar 510(k)s or de novo classification requests, or result in the imposition of new requirements or testing;

•
IRBs and third-party clinical investigators may delay or reject the trial protocol;

•
third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations, or other FDA or IRB requirements;

•
we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records, and reports of sponsors of clinical investigations;

•
third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;

•
regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•
changes in government regulations or administrative actions;

•
the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; or

•
the FDA concludes that our trial design is unreliable or inadequate to demonstrate safety and effectiveness.

The Premarket Approval Process

Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is sufficiently complete, the FDA will accept the application for filing and begin the substantive review. The FDA, by statute and by regulation, has 180 days to review a filed PMA, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies within the submission communicated by the FDA. The issuance of a deficiency letter automatically stops the FDA 180-day review clock. The FDA considers a premarket approval or premarket approval supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g. major deficiency letter) within a total of 360 days. Before approving or denying a PMA, the FDA may hold an advisory committee meeting to obtain advice related to the safety and effectiveness of the medical devices and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes for the device. Overall, the FDA review of a PMA generally takes between one and two years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA for many reasons, including:

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

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a premarket approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA or manufacturing facilities is not favorable, then the FDA will deny the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. Workforce reductions, agency reorganization, and other changes at the FDA could also impact product approval timelines. The premarket approval process can be expensive, uncertain and lengthy, and a number of devices for which the FDA premarket approval has been sought by other companies have never been approved by the FDA for marketing.

New PMAs or premarket approval supplements generally are required for modifications to an approved device that could affect the safety or effectiveness of an approved device, including modifications to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of the device that has been approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as an initial PMA, except that the supplement is limited to information needed to support ay changes from the device covered by the approved PMA and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance. The applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification or de novo classification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Modifications to the manufacturing process, labeling and design for a device which has received approval through the premarket approval process generally require submission of a new PMA or premarket approval supplement prior to marketing.

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

If a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or possibly a premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the manufacturer’s determination not to seek a new 510(k) clearance, the FDA may retroactively require the manufacturer to seek 510(k) clearance or possibly a premarket approval. The FDA could also require a manufacturer to cease marketing and distribution and/or to recall the modified device until 510(k) clearance or a premarket approval is obtained. Also, in these circumstances, a manufacturer may be subject to more significant actions, including regulatory fines and penalties.

Some changes to an approved premarket approval device, including changes in indications, labeling, or manufacturing processes or facilities, among others, generally require submission and FDA approval of a new PMA or premarket approval supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original premarket approval. The FDA generally uses the same procedures and actions in reviewing premarket approval supplements as it does in reviewing original PMAs, although some premarket approval supplements may be approved more quickly, such as supplements describing certain modifications in the manufacturing process that do not affect the specifications of the device.

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

In many instances, global regulatory agencies have come together in an attempt to harmonize medical device regulatory requirements. In 2011, the regulatory agencies of Australia, Brazil, Canada, China, European Union, Japan and the United States, as well as the World Health Organization came together and established the International Medical Device Regulators Forum (the “IMDRF”). The IMDRF continues to grow and now has a management committee of regulatory agency representatives from 11 countries as well as the European Union and affiliate members and observers from many other countries. One example of the IMDRF harmonizing medical device regulatory requirements is the Medical Device Single Audit Program, whereby a medical device manufacturer can have a single Quality Management System audit of their facility which covers the regulatory requirements of Australia, Brazil, Canada, Japan and the United States. Instead of having separate periodic quality inspections from regulators of each of these countries, a single comprehensive inspection is performed.

Other regional groups working to harmonize regulatory requirements are the Asia-Pacific Economic Cooperation group, Global Harmonization Working Party and African Medical Devices Forum. While regulatory requirements are constantly evolving, regulatory agencies recognize the impact and are attempting to harmonize their efforts.

While the list of regulated countries continues to grow, many of the regulated countries leverage device approvals from the United States or Europe, meaning that the testing and clinical studies required to satisfy device safety and efficacy requirements of the United States and Europe, often carry over to other geographies.

Other United States Regulatory Matters

Medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Manufacturing, sales, promotion, third-party payor reimbursement and other activities following product clearance or approval are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. For example, in the United States, sales, marketing, participation in government health care programs or contracts with third-party payors, and scientific and educational programs also must comply with state and federal fraud and abuse, anti-kickback, false claims, transparency, government price reporting, anti-corruption, and health information privacy and security laws and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. These laws include the following:

•
United States federal healthcare fraud and abuse laws generally apply to activities involving products and services that are covered under federal healthcare programs such as Medicare and Medicaid. The federal Anti-Kickback Statute (the “Anti-Kickback Statute”) makes it a crime for any person, including a prescription medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular medical device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Almost any financial arrangement with a healthcare provider, patient or customer could implicate the Anti-Kickback Statute. Statutory exceptions and regulatory safe harbors protect certain arrangements if specific requirements are met. Individual states have corollaries to the federal Anti-Kickback Statute that may also apply and may be more expansive or impose additional requirements.

•
Another fraud and abuse law that may be implicated by ownership and compensation arrangements with physicians or their families is the Physician Self-Referral Law, commonly referred to as the “Stark Law.” The Stark Law prohibits physicians from referring patients to receive “designated health services” payable by Medicare or Medicaid from entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. Individual states have corollaries to the federal Stark law that may also apply and may be more expansive or impose additional requirements.

•
Another development affecting the medical technology industry is the increased use of the federal Civil False Claims Act (the “False Claims Act”) and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. In recent years, the number of suits brought against healthcare companies by private individuals has increased dramatically. The federal civil and criminal false claims acts prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Individual states have false claims acts with respect to Medicaid spending that may also apply and may be more expansive or impose additional requirements. Additionally, some states have fraud provisions that apply to commercial payors or all payors under insurance laws that have similar whistleblower or relator provisions (e.g., Insurance Fraud Prevention Act for California).

•
The federal Civil Monetary Penalty Law (“CMP”) allows the HHS Office of Inspector General to seek civil monetary penalties and sometimes exclusion from participation in the government health care programs for a wide variety of conduct. For example, the CMP and implementing regulations impose penalties against any person or entity that is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Other conduct that may result in violation of the CMP is offering or transferring remuneration to a federal healthcare program beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

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

•
The federal Physician Payment Sunshine Act and its implementing regulations, which require applicable manufacturers of covered drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS and HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

•
Analogous state and foreign laws and regulations, such as state anti-kickback, anti-referral, and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers or paid for by patients directly; state laws that require certain medical device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require applicable manufacturers to disclose or report certain information related to payments and other transfers of value to health care professionals and entities or sales, marketing, pricing, clinical trials, marketing expenditures and activities, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Data Privacy and Security

Numerous state, federal and foreign laws govern health privacy, consumer protection, and other use of individually identifiable information. This includes the collection, dissemination, use, access to, confidentiality and security of personal information and health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. Notably, the Office for Civil Rights at HHS has expanded the application of HIPAA to regulated entities’ use of tracking technologies that collect and analyze information about how users interact with regulated entities’ websites or mobile applications. In addition, certain state and non-United States laws and regulations, such as the California Consumer Privacy Act, the California Privacy Rights Act and the EU General Data Protection Regulation, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws or regulations, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Initial Public Offering and Reorganization

On December 12, 2024, we completed our initial public offering pursuant to which we issued and sold 14,878,481 shares of Common Stock at a public offering price of $6.00 per share. We received net proceeds of $80.0 million, after deducting the underwriting discounts, commissions and offering expenses and giving effect to the exercise of the underwriters’ option to purchase additional shares.

Prior to the consummation of the initial public offering, we completed the Reorganization pursuant to which we received all of the issued and outstanding shares of ATPL, which was formerly an Australian public company originally registered in Western Australia, Australia and listed on the Australian Securities Exchange (“ASX”), pursuant to a scheme of arrangement under Australian law between ATPL and its shareholders (the “Scheme”) under Part 5.1 of the Australian Corporations Act 2001 (Cth) (the “Corporations Act”). Contemporaneously with implementation of the Scheme, ATPL also cancelled all existing options it had on issue in exchange for our company issuing replacement options to acquire Common Stock pursuant to a scheme of arrangement between ATPL and its optionholders (the “Option Scheme”) under Part 5.1 of the Corporations Act. The Scheme was approved by ATPL’s shareholders at a general meeting of shareholders, which was held on December 3, 2024. The Option Scheme was approved by ATPL’s optionholders at a general meeting of optionholders held on the same day. ATPL obtained approval of the Scheme and the Option Scheme by the Supreme Court of Queensland on December 4, 2024. As a result of the Reorganization, ATPL became a wholly owned subsidiary of our company and the shareholders of ATPL immediately prior to the consummation of the initial public offering, became holders of either one share of Common Stock or one CDI for every ordinary share of ATPL held as of the record date fixed for the relevant meeting.

2025 Private Placement

On or about October 23, 2025 we entered into (i) subscription agreements (the “Subscription Agreements”) with certain investors, pursuant to which we issued and sold 2,346,936 shares (the “PIPE Shares”) of Common Stock, each with an accompanying warrant (the “Common Stock Warrants”) to purchase one share of Common Stock, at a price of $4.90 per share of Common Stock and accompanying Common Stock Warrant (the “Common Stock Offering”), and (ii) confirmation letters (the “Confirmation Letters”) with certain investors, pursuant to which we issued and sold 2,788,064 CDIs, each with an accompanying warrant (the “CDI Warrants”) to purchase one CDI, at a price of A$7.50 per CDI and accompanying CDI Warrant (the “CDI Offering”, and together with the Common Stock Offering, the “2025 Private Placement”). The 2025 Private Placement generated gross proceeds totaling approximately $25.2 million. The Common Stock Offering closed on October 27, 2025 and the CDI Offering closed on November 5, 2025. We also issued 250,000 CDI Warrants to the lead manager of the 2025 Private Placement.

The issuance and sale of the PIPE Shares, Common Stock Warrants, CDIs and CDI Warrants pursuant to the Subscription Agreements and Confirmation Letters were not, and the issuance of the Common Stock Warrant Shares and CDI Warrant Shares will not be, registered under the Securities Act and were and will be issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, including under Rule 506 of Regulation D promulgated thereunder, with respect to the PIPE Shares, the Common Stock Warrants and the Common Stock Warrant Shares, and Regulation S with respect to the CDIs, CDI Shares, CDI Warrants, and CDI Warrant Shares.

Each of the Common Stock Warrants and the CDI Warrants are exercisable commencing six months following the date of issuance and expires five years from issuance.

2026 Public Offering

On January 22, 2026, we completed an underwritten public offering (the “2026 Public Offering”) of 40,000,000 shares of our Common Stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share. The 2026 Public Offering generated gross proceeds of approximately $230.0 million, prior to deducting underwriting discounts and commissions and estimated offering expenses.

The 2026 Public Offering was made pursuant to our shelf registration statement on Form S-3 (Registration No. 333-292565), which was previously filed with the SEC and declared effective on January 8, 2026, and a prospectus supplement dated January 20, 2026.

Medtronic Private Placement

On January 20, 2026, we entered into a stock purchase agreement with Covidien Group S.à r.l. (“Covidien”), a wholly owned subsidiary of Medtronic plc (together with Covidien, “Medtronic”), pursuant to which we issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”). The Medtronic Private Placement closed on January 22, 2026, immediately after the completion of the 2026 Public Offering, and generated gross proceeds of approximately $90.0 million, before deducting placement agent fees and estimated offering expenses.

The issuance and sale of the shares of Common Stock to Medtronic in the Medtronic Private Placement was not registered under the Securities Act and were issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.

Registration Rights Agreement

In connection with the Medtronic Private Placement, we entered into a registration rights agreement, dated January 22, 2026, with Medtronic (the “Registration Rights Agreement”), pursuant to which we agreed to file a registration statement covering the resale of the Common Stock sold to Medtronic in the Medtronic Private Placement by Medtronic no later than 18 months following the closing of the Medtronic Private Placement. In addition, pursuant to the Registration Rights Agreement, the Company granted Medtronic the right to demand the sale of the Common Stock sold in the Medtronic Private Placement in one underwritten offering. The Company also agreed to be responsible for all fees and expenses incurred in connection with such registration. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Form 10-K for further details of the Registration Rights Agreement.

Investor Rights Agreement

Also in connection with the Medtronic Private Placement, we entered into an investor rights agreement, dated January 22, 2026, with Medtronic (the “Investor Rights Agreement”), pursuant to which we and Medtronic have certain rights and obligations, including: (i) Medtronic’s participation rights with respect to future issuances of our equity securities, (ii) transfer restrictions on the shares of Common Stock purchased by Medtronic, (iii) collaboration rights between us and Medtronic, (iv) customary standstill provisions, (v) Medtronic’s right to designate one non-voting board observer to our Board, and (vi) Medtronic’s right to negotiate should we receive certain acquisition proposals. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Form 10-K for further details of the Investor Rights Agreement.

Human Capital

Overview

As of December 31, 2025, we had approximately 174 full time equivalent employees. We have never experienced a work stoppage or interruption due to labor disputes. We believe our relations with our employees are good.

Employee Talent and Retention

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, many of whom would be difficult to replace. Our business and future operating results depend in significant part on our ability to attract and retain qualified management, operational, clinical, regulatory, marketing, sales, and support personnel for our operations.

We have programs and processes in place to help ensure that our compensation, benefits programs, and work environment attract and retain such personnel, and we strive to enhance those programs and processes to respond to the increasingly competitive market for talent. We also strive to offer competitive, equitable pay, comprehensive benefits, and services that retain and meet the varying needs of our employees. The principal purposes of our equity and cash incentive plans and non-officer incentive plans are to attract, retain, motivate, and reward our employees.

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

We hire based on our AORTIC (Accountability, Objectivity, Respect, Teamwork, Integrity, Courage) values and continuously build our culture around those values. Additionally, employees have an annual goal focused on demonstrating our AORTIC Values. Employees are encouraged to present culture building activities that promote collaboration and inclusivity. We support employee engagement through a grassroots social committee that promotes AORTIC-based activities and through EmpowHer, an international employee initiative supporting inclusive work cultures. We also maintain CEO-level recognition programs to acknowledge employees who demonstrate a strong commitment to our values.

Training and Development

We consider talent management and development programs instrumental to sustaining a high performing, highly engaged workforce, and we endeavor to make these opportunities accessible to employees at all levels. In 2025 we increased our commitment to employees through investments in developing our people leaders by launching a multi-year new Manager Essentials Program curriculum. The program is focused on building and enhancing communication, engagement, retention and overall people management capabilities. In addition, we offer individual contributor and role specific development programs, including educational workshops and department-led, knowledge-based training (such as quality systems, safety, simulation demonstrations, and participation in professional conferences), to help all employees succeed in their roles and enable their career aspirations.

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

Employee Engagement

Through multiple channels and with the support of a third party provider, we gather anonymous employee feedback to assess satisfaction and engagement and to identify opportunities for improvement. Employee feedback is also gathered through new hire surveys, the employee performance review process, and exit interviews.

Available Information

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

Item 1A
Risk Factors

Risks Related to Our Business

Risks Related to Our Operating History and Financial Position

We have a history of operating losses and may not achieve or maintain profitability in the future.

We have experienced recurring operating losses and negative cash flows from operating activities since inception. For the years ended December 31, 2025 and 2024, we had total losses after income tax of $94.2 million and $76.0 million, respectively, and negative cash flows from operating activities of $77.8 million and $61.2 million, respectively. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $370.5 million and $276.4 million, respectively. We expect to continue to incur additional losses for the foreseeable future. The losses and negative cash flows have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.

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

To become and remain profitable, we must succeed in identifying, developing, conducting successful clinical trials for obtaining regulatory clearance and approval for, and eventually commercializing, manufacturing and supplying products, including DurAVR® THV System, that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our products, continuing to discover and develop additional products, obtaining regulatory clearance and approval for any products that successfully complete clinical trials, developing manufacturing processes and methods, devising and implementing processes for transferring technology and manufacturing processes to a network of third-party manufacturing sites, establishing necessary quality control, establishing marketing capabilities, and commercializing and ultimately selling any approved products. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the price of our Common Stock could be materially adversely affected.

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

Unstable market and economic conditions, including as a result of geopolitical events, including current and potential conflicts, may have serious adverse consequences on our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. Global economic and business activities face widespread uncertainties. Further, following the transition to a new U.S. presidential administration in January 2025, there have been changes implemented to U.S. tax, fiscal, trade, healthcare, and other government regulatory policy. These and any future policy changes are difficult to predict, could affect the geopolitical landscape, and give rise to circumstances that are outside of our control. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our products, delayed ability to obtain patents and other intellectual property protection, weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, suppliers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Additionally, in February 2022, Russia commenced a military invasion of Ukraine. The ongoing conflict and political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our EMBARK study in Tbilisi, Georgia, including the ability of third parties on which we rely to perform in accordance with our expectations. Moreover, our ability to conduct 12-month follow-ups with our study participants may be adversely affected as a result of the ongoing conflict, which could significantly delay our clinical development plans and potential clearance or approval of products or cause us to increase our R&D expenses to conduct one or more additional studies, any of which could increase our costs and jeopardize our ability to successfully commercialize our products, if approved.

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

In particular, our lead product, DurAVR® THV System, is undertaking clinical trials designed to provide the primary clinical evidence on which the FDA could base a decision for premarket approval required for commercialization of the DurAVR® THV System in the United States. There can be no assurance that we will successfully complete the clinical trials and obtain premarket approval for the DurAVR® THV System.

If we are unable to successfully identify, develop, obtain and maintain regulatory clearance or approval for and ultimately commercialize any of our current or future products, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

The clinical development, manufacturing, sales and marketing of our products are subject to extensive regulation as medical devices by regulatory authorities in the United States, the United Kingdom, the European Union, Australia and elsewhere. Our ability to generate revenue from sales of any of our products depends heavily on the successful identification, development, regulatory clearance or approval for and eventual commercialization of any products. All of our products, including the DurAVR® THV, will require significant preclinical and clinical development, regulatory clearance or approval, establishment of sufficient manufacturing supply, including commercial manufacturing supply, and may require us to build a commercial organization and make substantial investment and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any of our products before we receive regulatory clearance or approval from the FDA or comparable foreign regulatory authorities. Obtaining regulatory clearances and approvals for new products and manufacturing processes can take a number of years and involve expenditure of substantial resources, and, despite the substantial time and expense invested, we may never receive such regulatory clearance or approval for the DurAVR® THV System or other products. The development and commercialization of our products is subject to many risks, including:

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

•
regulatory authorities may change their clearance or approval policies or adopt new regulations;

•
we, or our third-party manufacturers, may not be able to source or produce current Good Manufacturing Practice (“cGMP”) materials for the production of our products or product candidates;

•
our products, if approved, may not be able to be manufactured at a cost or in quantities necessary to make commercially successful products;

•
we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials or we may not be able to complete our clinical trials;

•
we may not be able to achieve and maintain compliance with all regulatory requirements applicable to our products or operations;

•
we may not be able to maintain a continued acceptable safety profile of our products following clearance or approval;

•
the market may not accept our products, if approved;

•
we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations, and the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations will affect our profitability;

•
we may experience competition from existing products or new products that may emerge;

•
we may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect our products; and

•
we may not be able to obtain and maintain coverage and adequate reimbursement from third-party payors.

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

We currently have a number of products, including the DurAVR® THV System, in development. We conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our products in order to obtain regulatory clearance or approval for the sale of our products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. None of, or only a small number of, our R&D programs may actually result in the commercialization of a product. We will not be able to commercialize our products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans.

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

Obtaining regulatory clearances and approvals for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. Despite the substantial time and expense invested, regulatory clearance or approval is never guaranteed. The number, size and design of clinical trials that will be required will vary depending on the product or condition for which the product is intended to be used and the regulations and guidance documents applicable to any particular product. Additionally, during the review process and prior to approval, the FDA or other regulatory bodies could require additional data, which could delay approval. The FDA or other regulators can delay, limit or deny clearance or approval of a product for many reasons, including governmental resources availability and allocation, or adopt new policies or regulations requiring new or different evidence of safety and efficacy for the intended use of a product. Further, given changes to the U.S. government’s policies and priorities since the current presidential administration entered office in January 2025, there is substantial uncertainty as to how, if at all, the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies. There is also uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. Over the last several years, the U.S. government has experienced prolonged shutdowns and certain regulatory agencies, such as the FDA, have had to furlough employees and halt critical activities. If a government shutdown were to occur, it could significantly impact the ability of agencies to timely review and process our regulatory submissions, which would have a material adverse effect on our business.

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

If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential revenue growth would be limited, which would adversely affect our business, financial condition and results of operations. Even if some of our products achieve market acceptance, the market may not prove to be large enough to allow us to generate significant revenues.

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

We expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any products that we successfully develop and commercialize will compete with existing products and new products that may become available in the future. The highly competitive nature of, and rapid technological changes in the medical technology industry could render our products or our technology obsolete, less competitive or uneconomical. Our competitors may, among other things:

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

The success of many of our products may depend upon the knowledge and experience of certain key physicians and heart valve centers.

We work with leading global physicians who form our Global Medical Advisory Board, which provides guidance to us on building clinical validation of the DurAVR® THV System. These physicians provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants and as public speakers. If new laws or other developments limit our ability to appropriately engage these professionals or with the heart valve centers of which they are a part or to continue to receive their advice and input or we are otherwise unsuccessful in maintaining strong working relationships with these physicians or their heart valve centers, then the development, marketing and use of our products could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

While the third parties upon which we rely change from time to time and for each study, these partners include:

•
Bright Research, which is a clinical research organization that provides us with clinical data monitoring, project and site management, data management, and safety reporting services;

•
CRF, which provides us with core lab services and an independent clinical events committee; and

•
QMED, which provides clinical trial support for the EU, including the provision of life science services in the areas of regulatory affairs, training, quality assurance and control, clinical trial consultancy and submission support to the EU authorities.

In addition, we and the third parties we work with are required to comply with Good Laboratory Practice (“GLP”) and Good Clinical Practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of the third parties we work with or our trial sites fail to comply with applicable GLP, GCP or other requirements, the data generated in our preclinical studies or clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional studies or trials before approving our marketing applications, if ever. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and our goal of receiving premarket approval for a product.

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

Any failure to protect our information technology infrastructure and our products against cyber-based attacks, network security breaches, service interruptions, artificial intelligence or data corruption could materially disrupt our operations and adversely affect our business and operating results.

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

In addition, our information technology infrastructure and products are vulnerable to cyber-based attacks. Cyber-based attacks can include computer viruses, denial-of-service attacks, phishing attacks, ransomware attacks and other introduction of malware to computers and networks; unauthorized access through the use of compromised credentials; exploitation of design flaws, bugs or security vulnerabilities; intentional or unintentional acts by employees or other insiders with access privileges; and intentional acts of vandalism by third parties and sabotage. Further, cybersecurity threats and the techniques used in cyber-based attacks change, develop, and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing. In addition, laws of applicable jurisdictions can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability if our information technology security efforts are inadequate.

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

Artificial intelligence technologies could present business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or services. We have begun to incorporate AI capabilities into our operations and the introduction of these technologies, particularly generative AI, into internal processes, customer engagements, and/or new and existing product offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.

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

Investors, regulators, legislators, customers, consumers, employees, and other key stakeholders are increasingly focusing on areas of corporate responsibility, and particularly matters related to ESG factors. Such matters could include, among other things, environmental stewardship, diversity, equity, and inclusion initiatives, supply chain practices, good corporate governance, workplace conduct, and support for local communities. Institutional investors have expressed expectations with respect to ESG matters that they use to guide their investment strategies and may, in some cases, choose not to invest in us if they believe our ESG policies are lagging or inadequate. Other stakeholders also have expectations regarding ESG factors, such as employees or potential employees who desire to work for a company that reflects their personal values. These areas of focus are continuing to evolve, as are the criteria on which investors assess companies’ performance in these areas. Certain investors are increasingly looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience. Keeping up with and meeting these expectations may disrupt our business and divert the attention of our management, and we may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make. Failure to meet the expectations of investors and other stakeholders in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

Risks Related to Legal and Regulatory Matters

We could become exposed to product liability claims that could harm our business and we may be unable to obtain insurance coverage at acceptable costs and adequate levels.

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

Our products and operations are subject to extensive government regulation, including environmental, health and safety regulations, which could result in substantial costs and any failure to comply with applicable requirements could harm our business.

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

Regulatory agencies may refuse to grant approval or clearance or disagree with our interpretation of the data, or disagree with our interpretation of the regulatory requirements, such as products that are subject to enforcement discretion or consumer products that do not meet the definition of an FDA-regulated medical device. Furthermore, the FDA and other regulatory agencies could change their policies, adopt additional regulations, or revise existing regulations, or change regulatory and policy priorities, each of which could impact how our products are regulated, prevent or delay approval or clearance of devices, or impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere could subject us to administratively or judicially imposed sanctions. These sanctions could include warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. Any of the foregoing actions could have a material adverse effect on our financial condition and results of operations. In addition to any such sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial management attention from the operation of our business and, as a result, have an adverse effect on our business.

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

●
Others may be able to make products that are similar to ours but that are not covered by our intellectual property rights.

●
Others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights.

●
We or any of our collaboration partners might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license.

●
We or any of our collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license.

●
It is possible that any pending patent applications that we have filed, or will file, will not lead to issued patents.

●
Issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

●
Our competitors might conduct R&D activities in countries where we do not have patent rights, or in countries where R&D safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●
Ownership of our patents or patent applications may be challenged by third parties.

●
Our patents may only be valid for a limited period of time.

●
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

Risks Related to Our Common Stock

Medtronic beneficially owns a significant equity interest in us and its interests may conflict with our or your interests.

As of January 22, 2026, as reported on the Schedule 13D filed by Medtronic on January 29, 2026, Medtronic beneficially owned approximately 16.1% of our total Common Stock. In light of such ownership, Medtronic is in a position to exercise influence over matters affecting our stockholders or requiring stockholder approval, including the election of the Board, amendments to our governing documents and the determination of significant corporate actions. Additionally, pursuant to the Investor Rights Agreement and Registration Rights Agreement, Medtronic has certain rights, and the ability to take certain actions, which are not otherwise available to all stockholders. For example, pursuant to the Investor Rights Agreement, Medtronic has certain rights, including participation rights with respect to future issuances of our equity securities, the right to designate one non-voting board observer to our Board, and the right to negotiate should we receive certain acquisition proposals.

Additionally, the Registration Rights Agreement provides Medtronic the right to demand that we file a registration statement to cover the resale by Medtronic of the shares of Common Stock sold to it in the Medtronic Private Placement. We have also granted Medtronic the right to demand the sale of these shares of Common Stock in an underwritten offering. For more information on the provisions of, including the specific conditions of the above-described rights granted in, the Investor Rights Agreement or Registration Rights Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Form 10-K.

The interests of Medtronic may not align with the interests of our other stockholders. Medtronic, as a global healthcare technology company, directly competes with us and may acquire and hold interests in businesses that compete directly or indirectly with us. Medtronic may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We will require substantial additional future financing and, until commercialization of our products, our cash burn in future periods may be higher than anticipated. We may be unable to raise sufficient capital in future financings, including to account for unanticipated cash burn, which could have a material impact on our R&D programs or commercialization of our products.

Developing medical device products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. While we have raised substantial funds through the capital markets in our initial public offering, 2026 Public Offering, 2025 Private Placement and Medtronic Private Placement, we will require additional financing in the future. Our operations have consumed substantial amounts of cash since inception, and our expenses will continue to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of, and seek regulatory clearance and approval for, our current products, including DurAVR® THV System, and future products we may develop or otherwise acquire. Even if one or more of our products is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product, including manufacturing and supply costs, as well as costs associated with establishing a sales and end-to-end supply chain management infrastructure.

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

Our Common Stock is listed on Nasdaq, but the market price and trading volume of our Common Stock may be volatile and may be affected by economic conditions beyond our control.

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

Shares of our Common Stock are listed to trade on Nasdaq in United States dollars and our CDIs are listed to trade on the ASX in Australian dollars. Dual-listing may result in price variations between the exchanges due to a number of factors. In addition, the exchanges are open for trade at different times of the day and the two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our Common Stock and CDIs on the two exchanges. Other external influences may have different effects on the trading price of our Common Stock and CDIs on the two exchanges.

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

ATPL (which became a subsidiary of the Company following completion of the Reorganization) did not declare any dividends during fiscal years 2022, 2023, 2024 or 2025 and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding Common Stock will be declared by and subject to the discretion of our Board on the basis of our earnings, financial requirements and other relevant factors, and subject to Delaware and federal law. We cannot assure you that our Common Stock will appreciate in value. You may not realize a return on your investment in our Common Stock and you may even lose your entire investment in our Common Stock.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. For example, we have elected to rely on an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) relating to internal control over financial reporting (“ICFR”), reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. In addition, as a smaller reporting company, we are only required to provide two years of audited financial statements.

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

As a United States listed public company, and particularly after we are no longer an “emerging growth company,” we incur, and will continue to incur, significant additional legal, accounting, and other expenses. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Sarbanes-Oxley Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including the filing of reports with respect to our business and operating results, establishment and maintenance of effective disclosure controls and procedures, maintenance and reporting of our system of ICFR, and other corporate governance practices. We expect that we will need to hire additional accounting, finance, legal, and other personnel in connection with our efforts to comply with the requirements of being a United States public company, and our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

In connection with the preparation of our financial statements for the years ended December 31, 2025 and 2024, our management and our independent auditors identified material weaknesses in the design and operating effectiveness of our ICFR. Additionally, as a public company, we are required under Section 404 of the Sarbanes‑Oxley Act to provide an annual report by management on the effectiveness of our ICFR. In connection with our evaluation as of December 31, 2025, management concluded that our ICFR was not effective due to these material weaknesses, which had not yet been fully remediated. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by our management and our independent auditors relate to (i) a lack of appropriately designed, implemented and documented procedures and controls, and (ii) deficiencies in the segregation of duties.

To remediate these material weaknesses, management has initiated a remediation plan, which includes formally documenting policies, processes, risks, and controls, and reviewing the design and operating effectiveness of key and non-key controls. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and strengthened month-end review procedures. Testing of operating effectiveness has commenced. Remediation actions are progressing as planned.

While we believe that these efforts will improve our ICFR, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as oversight by our Audit and Risk Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our ICFR until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

When we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our ICFR. If we are unable to confirm that our ICFR is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our ICFR, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Common Stock to decline. We could also become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities

Our Charter and Bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our Charter and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:

•
the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
a staggered Board divided into three classes serving staggered three-year terms, such that not all members of our Board will be elected at one time;

•
allowing only our Board to fill director vacancies, which prevents stockholders from being able to fill vacancies on our Board;

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a requirement for the affirmative vote of holders of at least 75% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend certain provisions of our Charter or our Bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our Board to amend our Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•
a prohibition of cumulative voting in the election of our Board, which would otherwise allow less than a majority of stockholders to elect director candidates.

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

Our Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the residual value of our Common Stock.

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

We are a holding company and essentially all of our assets are the capital stock of our subsidiaries. As a result, investors in our company are subject to the risks attributable to our subsidiaries. As a holding company, we conduct all of our business through our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt and pay dividends, if any, in the future will principally depend on the ability of our subsidiaries to continue their R&D activities and, post-commercialization, generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing any debt obligations. In the event of bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before our company.

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or Bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants therein. Our Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act, and that investors cannot waive compliance with the Securities Act and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Bylaws described in the preceding sentence. This forum selection provision is not intended to apply to any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. These choice-of-forum provisions may also impose additional litigation costs on stockholders in pursuing any such claims against us and/or our directors, officers, employees, or agents, to the extent the provisions require the stockholders to litigate in a particular or different forum. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our choice-of-forum provisions. Our choice-of-forum provisions may impose additional litigation costs on stockholders who assert that the provisions are not enforceable or invalid.

Alternatively, if a court were to find these provisions of our Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.

Our ability to use our United States net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2025 we had United States federal net operating loss (“NOL”) carryforwards of $158.8 million, which may be available to offset federal income tax liabilities in the future. In addition, we may generate additional NOLs in future years. In general, a corporation’s ability to utilize its NOLs may be limited if it experiences an “ownership change” as defined in Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if certain direct or indirect “5-percent shareholders,” as defined in Section 382 of the Code, increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. If a corporation experiences an ownership change, the corporation will be subject to an annual limitation that applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

Our initial public offering in the United States in December 2024 caused an “ownership change" for Anteris Technologies Corporation. Under this “ownership change,” Section 382 of the Code will impose an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we could use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes. This “ownership change” is not expected to cause any tax attributes to expire unused. It is possible that any future ownership changes could materially reduce our ability to use our United States NOL carryforwards or other tax attributes to offset taxable income, which could adversely affect our profitability.

No further ownership changes during the year to December 31, 2025 were noted in the United States. Following the capital raises in January 2026, further examination of loss carryforwards is being performed. A potential change in ownership may subject loss carryforwards in our U.S. parent company to a limitation under Section 382 of the Internal Revenue Code. U.S. federal and state losses attributable to this entity are $25.6 million.

Our ability to use our Australian net operating and capital loss carryforwards to offset future taxable income are subject to the satisfaction of loss tests.

As of December 31, 2025, we had Australian net operating and capital loss (“NOCL”) carryforwards of $74.5 million, which may be available to offset Australian income tax liabilities in the future. In addition, we may generate additional NOCLs in future years.

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

The business continuity test considers whether ATPL has maintained a similar or same business at the relevant testing times.

Our initial public offering in the United States in December 2024 did not result in a failure of the continuity of ownership test. In addition, capital raises completed during 2025 and January 2026 also did not result in a failure of the continuity of ownership test. However, if future issuances or sales of our Common Stock, including certain transactions involving our Common Stock that are outside of our control, were to result in a failure of the continuity of ownership test and the business continuity test could not be satisfied, our NOCLs may be limited or unavailable to offset taxable income. As a result, our income tax liabilities could increase and be accelerated.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause the price of our Common Stock to fall.

The market price of shares of our Common Stock could decline as a result of sales of our Common Stock or CDIs representing those shares, including substantial sales by our significant stockholders, or the perception that these sales could occur. In addition, the future registration of shares of our Common Stock may cause our stock price to decline, even before such shares are actually sold in the market. We have registered shares of Common Stock that we may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance.

Further, we are party to a Registration Rights Agreement with Medtronic, which requires us to effect the registration of the shares of Common Stock sold to Medtronic in the Medtronic Private Placement for resale, and grant Medtronic the right to demand the sale of these shares of Common Stock in an underwritten offering. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our Common Stock.

Item 1B
Unresolved Staff Comments

None.

Item 1C
Cybersecurity

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

The Audit and Risk Committee periodically reviews and discusses with management the Company’s policies and internal controls with respect to cybersecurity. Our Senior Group Technology Manager (“SGTM”), who has over 20 years of experience in information technology roles and holds various industry certifications, including the Certified Information Systems Security Professional certification, reports to the Chief Financial Officer. The SGTM and Chief Financial Officer provide periodic updates to the Audit and Risk Committee on cybersecurity matters. The Audit and Risk Committee, in turn, reports through to the Board of Directors (the “Board”).

In addition to the annual security assessment and penetration test, the SGTM utilizes an Endpoint Detection and Response system which acts as an anti-virus and intrusion prevention system and reports all abnormalities to the SGTM. Essential Eight and Center for Internet Security Control Strategies, including patch applications, multi-factor authentication, administrative privileges, application hardening and backups, are performed internally via a security consultant with regular updates provided to the SGTM. Reported findings and action items are recorded and assigned to personnel for action.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors - Risks related to our business - Any failure to protect our information technology infrastructure and our products against cyber-based attacks, network security breaches, service interruptions, artificial intelligence or data corruption could materially disrupt our operations and adversely affect our business and operating results.”

Item 2
Properties

The locations and uses of our material properties are as follows:

Location of Facility	Lease expiry date	Extension options
11600-11628 96th Avenue North, Maple Grove, MN 55369 ("610 Maple Grove")(1)	April 30, 2030	1 period of two years
26 Harris Road, Malaga WA 6090, Australia	July 31, 2026	-

(1) Predominantly used for R&D, manufacturing of the DurAVR® valve and regulatory compliance teams. On April 30, 2025, we cancelled our sublease of the building without incurring a termination fee and entered into a new 5-year lease agreement directly with the landlord. As a result, we recognized a right-of-use (“ROU”) asset and a corresponding lease liability of $1.6 million on the lease commencement date. This change provides longer-term access to the premises.

All properties are leased or subleased. Our properties are well maintained, are in good operating condition, and are suitable for current requirements. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3
Legal Proceedings

In the ordinary course of our operations, and from time-to-time, we are party to various claims and lawsuits. We are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4
Mine Safety Disclosures

Not applicable.

PART II

Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on Nasdaq under the symbol “AVR.” The CDIs are traded on the ASX under the symbol “AVR.”

Holders of Record

As of December 31, 2025, there were 28 holders of record of the Common Stock on Nasdaq. This number includes a single holder of record for all shares of Common Stock underlying our CDIs.

The actual number of stockholders will be considerably greater than the number of stockholders of record and will include stockholders who are beneficial owners but whose shares of Common Stock are held in street name by brokers and other nominees.

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

Equity Compensation Plan Information

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of this Form 10-K.

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

The proceeds from the initial public offering were fully utilized in the manner described in the prospectus included in the Registration Statement.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the quarter ended December 31, 2025, we did not repurchase any equity securities.

Item 6
[Reserved]

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition and liquidity, and cash flows of our company for the year ended December 31, 2025. The Company was incorporated under the laws of the state of Delaware to become the holding company of our business pursuant to the Reorganization. Prior to completion of the Reorganization, the Company had no business or operations and, following completion of the Reorganization, the business and operations of the Company consists solely of the business and operations of ATGC and its subsidiaries. Our financial statements as of December 31, 2023 and as of and for the years ended December 31, 2024 and 2025 consolidate, and our future financial statements will consolidate ATGC as an operating subsidiary. This MD&A should be read in conjunction with our consolidated financial statements, the accompanying notes to consolidated financial statements and other financial information included in this Form 10-K. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. You should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this Form 10-K titled “Special Note Regarding Forward-Looking Statements”.

Overview

Anteris is a structural heart company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® THV System, was designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat aortic stenosis — a potentially life-threatening condition resulting from a narrowing of the aortic valve. The balloon-expandable DurAVR® THV is the first biomimetic valve, which is shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV System consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our balloon expandable ComASUR® Delivery System. ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our patented ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel® Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et. al., and has been distributed for use in over 55,000 patients globally in other indications. Our balloon expandable ComASUR® Delivery System, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV. As of December 2025, more than 130 patients have been implanted with the DurAVR® THV worldwide.

In 2025, we advanced regulatory activities in Europe, with the goal of securing approval to commence the PARADIGM Trial in a number of European countries. In October 2025, we secured the first European regulatory approval in Denmark and subsequently enrolled and treated the first patients marking the formal initiation of the PARADIGM Trial. In November 2025, we also received IDE approval from the FDA for the PARADIGM Trial. The FDA granted a staged approval authorizing enrollment of the first 200 patients. We may request authorization to expand enrollment for the remaining subjects through an IDE supplement. Throughout the year, our cross‑functional teams continued to execute site activation, regulatory preparation, and operational readiness activities in anticipation of regulatory approval in each participating country.

We are a development stage company and have incurred net losses each year since operation, however, we believe that we have significant growth potential in a large, underpenetrated and growing TAVR market.

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

In October and November 2025, we completed the 2025 Private Placement, which generated gross proceeds totaling approximately $25.2 million.

In January 2026, we completed the 2026 Public Offering and the Medtronic Private Placement, which collectively generated gross proceeds of approximately $320 million, before deducting underwriting discounts and commissions, placement agent fees, and estimated offering expenses.

Principles of Consolidation and Operating Segments

The consolidated financial statements include the accounts for our company, our wholly-owned subsidiaries, and entities for which we have a controlling financial interest, and for periods prior to the Reorganization, the accounts of ATPL, its wholly-owned subsidiaries, and entities for which ATPL has a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

Our management has determined that the activities of the business as reviewed by the Vice Chairman and Chief Executive Officer, the chief operating decision maker (“CODM”), are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

Components of Results of Operations

Revenue and Other Income

We derive revenue from the sale of regenerative tissue products. Such sales have historically been made principally to 4C and to LeMaitre Vascular, Inc. (“LeMaitre”), a distributor of medical products, to whom we sold the distribution rights for CardioCel™ and VascuCel™ in 2019 in order to focus on development of our proprietary ADAPT® tissue for the DurAVR® THV System. Concurrent with such sales, we entered into a transition services agreement (the “Transition Services Agreement”) with LeMaitre, pursuant to which we manufactured and sold CardioCel™ and VascuCel™ products to LeMaitre. The Transition Services Agreement with LeMaitre expired in January 2025. We recognized revenue from LeMaitre during January 2025 in accordance with the terms of the Transition Services Agreement; however, we do not expect to receive any ongoing revenues from LeMaitre associated therewith. We were also party to the 4C Agreement, a supply and license agreement with 4C, which had an initial seven-year term that expired on June 1, 2025, and under its terms would automatically renew for successive one-year periods unless either party provided written notice of non-renewal at least 180 days prior to the applicable renewal date. On November 26, 2025, we notified 4C that we were not renewing the 4C Agreement, which will terminate on June 1, 2026. We will not incur any early termination penalties in connection with its non-renewal of the 4C Agreement.

Expenses

Our most significant expenses are R&D and selling, general and administrative expenses.

Cost of products sold reflects the manufacturing cost from the sale of regenerative tissue products to 4C and to LeMaitre. These expenditures include raw materials and consumables, plus other costs attributable to the manufacturing of these products.

R&D Expense

R&D has been a significant focus for us with investments in the DurAVR® THV System, including the DurAVR® THV, the ComASUR® Delivery System, a disposable crimper, and an expandable access sheath, as we aim for commercialization. These components are collectively managed as part of the overall DurAVR® THV System rather than as separate projects. Since late 2021, when our DurAVR® THV was first used in human trials in Tbilisi, Georgia, R&D efforts have focused on incorporating feedback from the clinical trial and progressing towards commercialization. These costs have included, among others, preclinical and clinical studies, design iterations, laboratory services, clinical data monitoring, project and site management, travel, data management and safety of the study.

During 2025, we continued to expand global manufacturing capacity to scale for the PARADIGM Trial. All production has been, and will continue to be, scaled into new ISO Qualified Clean Room facilities, increasing manufacturing capacity relative to 2024 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the commencement of the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV will be sourced from both the United States and Australia moving forward to help mitigate supply chain risks.

Results of Operations

Comparison of Years Ended December 31, 2025 and December 31, 2024

The following tables set forth our results of operations for the years ended December 31, 2025 and December 31, 2024 (in thousands, except percentages).

	Year Ended December 31,
	2025	2024	% Change
Net sales	$1,913	$2,703	(29)%
Costs and expenses:
Cost of products sold	(569)	(1,437)	(60)%
Research and development expense	(69,120)	(51,451)	34%
Selling, general and administrative expense	(26,118)	(28,187)	(7)%
Operating loss	(93,894)	(78,372)	20%
Other non-operating income, net	467	2,442	(81)%
Interest and amortization of debt discount and expense	(73)	(47)	55%
Net foreign exchange (losses)/gains	(744)	1,440	(152)%
Debt issuance costs	-	(465)	(100)%
Loss on debt extinguishment	-	(904)	(100)%
Fair value movement of derivatives	19	(61)	(131)%
Loss before income taxes from continuing operations	(94,225)	(75,967)	24%
Income tax (expense)/benefit	-	-	-
Loss after income tax	(94,225)	(75,967)	24%
Total (loss)/gain is attributable to:
Non-controlling interests	(81)	324	(125)%
Stockholders of the Company	$(94,144)	$(76,291)	23%

Net Sales

Net sales in 2025 was $1.9 million, a decrease of $0.8 million (29%), compared to $2.7 million in 2024, primarily due to a decrease in sales of CardioCel™ and VascuCel™ products pursuant to the expiration of the LeMaitre Transition Services Agreement in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

Cost of Products Sold

Cost of products sold in 2025 was $0.6 million, a decrease of $0.9 million (60%), compared to $1.4 million in 2024, primarily due to a decrease in sales of CardioCel™ and VascuCel™ products following the expiration of the LeMaitre Transition Services Agreement in January 2025, partly offset by increased demand for other higher-yielding tissue products in 2025.

R&D Expense

R&D expenses in 2025 were $69.1 million, an increase of $17.7 million (34%) compared to $51.5 million in 2024. This is primarily due to an increase of $19.8 million related to the upscaling of manufacturing and quality capabilities, including process design and validation activities, and an increase in R&D headcount, an increase of $5.5 million related to PARADIGM Trial preparatory activities, including clinical costs associated with the enrollment of additional patients and the scaling of our field-based clinical team, and an increase of $1.0 million related to an expansion of our medical affairs activities. These variances were partly offset by lower DurAVR® THV product research costs of $9.5 million in 2025 as we shift our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

Selling, General and Administrative Expense

Selling, general and administrative expenses in 2025 were $26.1 million, a decrease of $2.1 million (7%) compared to $28.2 million in 2024, primarily due to a $0.5 million decline in stock-based payment expenses associated with directors and executive management, a $0.6 million reduction in travel and entertainment costs and $1.5 million relating to a settled claim in 2024. These variances were partly offset by a $0.5 million increase in legal, tax and other operational costs, which primarily included fees related to compliance with dual listing requirements, capital raising activities and other operational matters in 2025, and, in 2024, included costs related to re-domiciliation, the listing of our Common Stock on Nasdaq, and the completion of our initial public offering.

Other non-operating income, net

Other non-operating income, net in 2025 was $0.5 million, a decrease of $2.0 million (81%) compared to $2.4 million in 2024, primarily due to the recognition of holdback income in 2024 of $0.9 million related to a transaction with LeMaitre in 2019 for which there was no corresponding income in 2025. In 2024, $0.8 million of government grants relating to the Australian R&D Tax Incentive were recognized with no corresponding income in 2025.

Net Foreign Exchange Gains/(Losses)

Net foreign exchange losses in 2025 were $0.7 million compared to $1.4 million of net foreign exchange gains in 2024, which was primarily due to the change in foreign exchange rates on intercompany and cash balances. In 2025, the United States dollar depreciated by 8% relative to the Australian dollar. In 2024, the United States dollar appreciated by 9% relative to the Australian dollar.

Debt Issuance Costs

Debt issuance costs in 2024 were $0.5 million, primarily due to the entry into a secured convertible note facility in 2024. The convertible notes were recognized at fair value through profit or loss which resulted in the costs being expensed when incurred. We did not have a corresponding charge in 2025.

Loss on Debt Extinguishment

Loss on debt extinguishment in 2024 was $0.9 million primarily due to settlement of the secured convertible note facility at a loss. We did not have a corresponding charge in 2025.

Net Income/(Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests (“NCI”) was $0.1 million in 2025, a decrease of $0.4 million (125%) compared to a $0.3 million income in 2024. The movement reflects the application of the hypothetical liquidation at book approach to measure the NCI interest.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $370.5 million and $276.4 million, respectively.

In recent years, our operations have primarily been financed through the issuance of capital stock, including in our initial public offering, the 2025 Private Placement, as well as through convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. We have also generated additional funding through interest earned on cash deposits. As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $12.6 million and $70.5 million, respectively. As of December 31, 2025 and December 31, 2024, we had capital commitments of $2.2 million and $1.4 million, respectively, relating to the lease of properties, and we did not have any other material capital expenditure commitments or contingent liabilities as of December 31, 2025.

Subsequent to year-end, we strengthened our capital position through a public equity offering and a concurrent private placement. Specifically, we completed a public offering of 40,000,000 shares of Common Stock for gross proceeds of $230 million before underwriting discounts, commissions and other transaction costs, including the underwriters' option to purchase additional shares, and a private placement to Medtronic plc (through a wholly owned subsidiary) of 15,652,173 shares of Common Stock for gross proceeds of $90 million before transaction costs. Based on the resulting increase in available liquidity, we expect our current cash on hand to be sufficient to fund our operations for at least 12 months following December 31, 2025. However, our assessment of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially from our forecasts.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the scope, results and timing of clinical trials;

•
the costs of preparing and completing the PARADIGM Trial of our DurAVR® THV System;

•
the costs and time required to obtain premarket approval from the FDA for our DurAVR® THV System; and

•
the costs of establishing marketing, sales and distribution capabilities.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	% Change
Net Cash provided by (used in):
Operating activities	$(77,803)	$(61,241)	27%
Investing activities	(596)	(2,280)	(74)%
Financing activities	20,555	112,833	(82)%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(38)	57	(167)%
Net change in cash, cash equivalents and restricted cash	$(57,882)	$49,369	(217)%

Operating Activities

Net cash used in operating activities during 2025 was $77.8 million, an increase of $16.6 million (27%), compared to $61.2 million in 2024, primarily due to an increase in R&D expenses relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory activities linked to the PARADIGM Trial, including clinical costs associated with the enrollment of additional patients and an increase in employee compensation primarily linked to an increase in headcount. This increase was partly offset by a reduction in selling, general and administrative expenses relating to lower marketing spending, a decline in travel and entertainment costs and a decrease in legal, tax and compliance costs linked to a reduction in costs from 2024, which included our re-domiciliation, the listing of our Common Stock on Nasdaq and the completion of our initial public offering, relative to 2025, which included additional costs related to compliance with dual listing requirements and other operational matters. Additionally, $0.6 million of proceeds relating to the Australian R&D Tax Incentive were received in 2025, a decrease of $0.4 million compared with 2024.

Investing Activities

Net cash used in investing activities in 2025 was $0.6 million, a decrease of $1.7 million (74%), compared to $2.3 million in 2024. This decrease primarily reflects the receipt of $1.4 million deferred proceeds from LeMaitre in 2025 relating to the 2019 sale of distribution rights, for which there was no corresponding inflow in 2024. Additionally, investing cash outflows for plant and equipment decreased by $0.3 million compared with 2024.

Financing Activities

Net cash provided by financing activities in 2025 was $20.6 million, a decrease of $92.3 million (82%), compared to $112.8 million in 2024. Net proceeds from the issuance of Common Stock, net of transaction costs, were $23.0 million in 2025, down from $115.7 million in 2024, which included our initial public offering. In 2025, we also paid $1.2 million in tax withholding obligations associated with equity award settlements, whereas no such payments occurred in 2024. No convertible notes were issued or redeemed in 2025, compared with $5.0 million of proceeds and $7.2 million of repayments of debt instruments in 2024. Additionally, $1.2 million of cash outflows were associated with supplier financing arrangements to fund our annual insurance premiums in 2025, an increase of $0.5 million compared with 2024.

Contractual Obligations and Commitments

Leases

We lease laboratory facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between 2026 and 2030 and some include options to extend. At December 31, 2025, we had contractual commitments (on an undiscounted basis) for property leases of $2.8 million, which were recognized at $2.2 million.

Commitments

At December 31, 2025, we had commitments to purchase $0.1 million of plant and equipment.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes thereto. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations regarding future events that management believes to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties and may be material.

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

Stock-Based Payments

Equity-settled stock-based compensation benefits are provided to employees, directors and consultants in exchange for the rendering of services. We measure and recognize compensation expense for all stock-based awards based on estimated fair values determined at grant date. Fair value is determined using the Black-Scholes model which requires various inputs including the exercise price and share price at grant date, plus other highly judgmental assumptions, such as share price volatility, risk-free interest rate, and the expected option term. For options with service conditions, the expense is recognized over the service period. Stock-based compensation expense is recorded net of estimate forfeitures which is based on historical employee attrition rates. Forfeitures are estimated at the time of grant and we reassess the probability of vesting at each quarter end and adjust the stock-based compensation expense based on its probability assessment. Judgment is required in estimating which stock options will ultimately be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations would be impacted.

The following key assumptions were used in valuing stock-based payments:

•
Risk-free interest rates for awards granted during the year ended December 31, 2025 were based on U.S. government bond yields aligned with the expected life of the securities, ranging from 3.47% to 4.41%. The rates for the year ended December 31, 2024 were based on Australian government bond yields, ranging from 3.56% to 4.48%.

•
Expected share price volatility for the year ended December 31, 2025 ranged from 60.0% to 77.5%, and for the year ended December 31, 2024 ranged from 40.0% to 65.5%. The volatility assumptions were based on our historic share price volatility over a period consistent with the expected life of the awards and adjusted for any anticipated future changes using publicly available information.

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

We determined that v2vmedtech is a VIE and that we are the primary beneficiary of v2vmedtech. This determination is based on our having both power over the most significant activities of v2vmedtech, primarily through holding a majority of the positions on v2vmedtech’s board of directors (although v2vmedtech’s non-ATPL shareholder representative on the v2vmedtech board of directors presently maintains certain veto rights), controlling the appointment of the chief executive officer and chief financial officer roles, being the exclusive partner to develop v2vmedtech’s products, and benefits through equity ownership.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” (“EGC”), as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock (including Common Stock represented by CDIs) held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An EGC may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an EGC:

•
we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our independent registered public accounting firm on the assessment of our ICFR pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•
we will provide less extensive disclosure about our executive compensation arrangements; and

•
we will not require non-binding, advisory stockholder votes on executive compensation or golden parachute arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period for any new or revised accounting standards during the period in which we remain an EGC.

As a result, the information that we provide to our investors may be different than what you might receive from other public reporting companies. However, we may adopt certain new or revised accounting standards early.

We are also a “smaller reporting company” (“SRC”), as defined in the Exchange Act. We may continue to be a SRC even after we are no longer an EGC. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our Common Stock (including Common Stock represented by CDIs) held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Common Stock (including Common Stock represented by CDIs) held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

As a SRC we will present only two years of audited annual financial statements, plus any required unaudited interim condensed financial statements, and related management’s discussion and analysis of financial condition and results of operations.

New Accounting Standards Not Yet Adopted

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and adopted by us as of the specified effective date. If not explicitly addressed otherwise, we believe that the recently issued standards, which have not yet taken effect, will not materially affect our present or near future financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 intends to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. This ASU is effective January 1, 2026 for entities applying the EGC extended transition period (i.e., non‑Public Benefit Entity (“PBE’) effective dates). We have evaluated the effect of adopting this accounting guidance and will include the new required disclosures in future filings as needed.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is effective January 1, 2027. ASU 2024-03 will require us to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require us to disclose both the amount and our definition of selling expenses. Adoption of this ASU will not impact the recognition or measurement of amounts in our consolidated financial statements and will result only in additional disclosure requirements.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU is effective January 1, 2030 for entities applying the EGC extended transition period (i.e., non‑PBE effective dates). ASU 2025‑10 establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU incorporates principles from IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, with certain targeted refinements, and expands ASC 832 beyond disclosure‑only requirements to include a comprehensive accounting model. We have historically accounted for government grants by applying the principles of IAS 20 by analogy, which the ASU substantially aligns with. As a result, consistent with the SEC’s expectations for entities already applying IAS 20 principles, we do not expect the adoption of ASU 2025‑10 to have a significant impact on our accounting policies or consolidated financial statements.

Item 7A        Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8           Financial Statements and Supplementary Data

ANTERIS TECHNOLOGIES GLOBAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Anteris Technologies Global Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anteris Technologies Global Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Brisbane, Australia
February 26, 2026

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share information)

		Years ended December 31,
	Note	2025 $	2024 $
Net sales		1,913	2,703
Costs and expenses:
Cost of products sold		(569)	(1,437)
Research and development expense		(69,120)	(51,451)
Selling, general and administrative expense		(26,118)	(28,187)
Operating loss		(93,894)	(78,372)
Other non-operating income, net	5	467	2,442
Interest and amortization of debt discount and expense		(73)	(47)
Net foreign exchange (losses)/gains		(744)	1,440
Debt issuance costs	11	-	(465)
Loss on debt extinguishment	11	-	(904)
Fair value movement of derivatives		19	(61)
Loss before income taxes from continuing operations		(94,225)	(75,967)
Income tax (expense)/benefit	6	-	-
Loss after income tax		(94,225)	(75,967)

Total (loss)/gain is attributable to:
Non-controlling interests		(81)	324
Stockholders of the Company		(94,144)	(76,291)
		(94,225)	(75,967)

Share information
Basic and diluted loss per share ($ per share)	14	(2.55)	(3.68)

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years ended December 31,
	2025 $	2024 $
Loss after income tax	(94,225)	(75,967)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	615	(1,336)
Other comprehensive income/(loss) for the year, net of tax	615	(1,336)
Total comprehensive loss	(93,610)	(77,303)

Total comprehensive loss is attributable to:
Non-controlling interests	(81)	324
Stockholders of the Company	(93,529)	(77,627)
	(93,610)	(77,303)

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share quantities)

		December 31,
	Note	2025 $	2024 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash		12,576	70,458
Accounts receivable from customers, net of allowances		32	208
Inventories		152	513
Prepaid expenses		642	640
Other current assets	9	2,274	2,832
Total Current Assets		15,676	74,651
Non-Current Assets
Plant and equipment, net	7	5,261	4,774
Operating lease right-of-use assets, net	8	1,995	1,085
Intangible assets, net		65	189
Total Non-Current Assets		7,321	6,048
TOTAL ASSETS		22,997	80,699
LIABILITIES
Current Liabilities
Accounts payable		11,094	5,889
Accrued and other liabilities	10	9,697	9,921
Current portion of operating lease liabilities	8	566	747
Current portion of debt obligations		16	3
Total Current Liabilities		21,373	16,560
Non-Current Liabilities
Operating lease liabilities	8	1,678	645
Long-term debt obligations		22	-
Other liabilities	10	177	812
Total Non-Current Liabilities		1,877	1,457
TOTAL LIABILITIES		23,250	18,017
COMMITMENTS AND CONTINGENCIES	19
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 400,000,000 shares authorized, 41,579,881 and 35,939,816 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	13	4	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized		-	-
Additional paid in capital		380,711	350,036
Accumulated other comprehensive loss	17	(10,276)	(10,891)
Accumulated deficit		(370,532)	(276,388)
TOTAL STOCKHOLDERS’ EQUITY		(93)	62,761
Non-controlling interests	16	(160)	(79)
TOTAL EQUITY (DEFICIT)		(253)	62,682
TOTAL LIABILITIES AND EQUITY		22,997	80,699

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities)

	Common Stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $
	Shares Quantity	Par Value $					Non- controlling interests $	Total Equity (Deficit) $
Balance at December 31, 2023	17,820,149	2	228,951	(9,555)	(200,097)	19,301	(403)	18,898
(Loss)/Gain after income tax	-	-	-	-	(76,291)	(76,291)	324	(75,967)
Other comprehensive loss	-	-	-	(1,336)	-	(1,336)	-	(1,336)
Common Stock issued	18,119,667	2	114,781	-	-	114,783	-	114,783
Stock-based compensation	-	-	6,304	-	-	6,304	-	6,304
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
(Loss)/Gain after income tax	-	-	-	-	(94,144)	(94,144)	(81)	(94,225)
Other comprehensive income	-	-	-	615	-	615	-	615
Common Stock issued	5,640,065	-	22,157	-	-	22,157	-	22,157
Stock-based compensation	-	-	8,518	-	-	8,518	-	8,518
Balance at December 31, 2025	41,579,881	4	380,711	(10,276)	(370,532)	(93)	(160)	(253)

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

		Years ended December 31,
	Note	2025 $	2024 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(94,225)	(75,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		1,661	1,507
Equity-settled stock-based compensation		7,783	6,519
Loss on debt extinguishment		-	904
Debt issuance costs		-	465
Net foreign exchange losses/(gains)		744	(1,440)
Other items		(29)	78
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(515)	(911)
Inventories		362	(71)
Accounts payable, accrued and other liabilities		6,416	7,675
NET CASH USED IN OPERATING ACTIVITIES		(77,803)	(61,241)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(1,954)	(2,266)
Acquisition of intangible assets		-	(14)
Deferred proceeds from sale of distribution rights	5	1,358	-
NET CASH USED IN INVESTING ACTIVITIES		(596)	(2,280)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issues	13	25,819	119,644
Share issue transaction costs	13	(2,795)	(3,917)
Tax withholding paid on stock option exercises	13	(1,230)	-
Proceeds from issuance of convertible notes	11	-	4,957
Repayment of debt	11	(1,225)	(7,186)
Debt issuance costs paid		-	(465)
Cash settlement of contingent options on debt		-	(191)
Principal payments on finance lease obligations		(14)	(9)
NET CASH PROVIDED BY FINANCING ACTIVITIES		20,555	112,833
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(38)	57
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the year		(57,882)	49,369
Balance at beginning of year		70,458	21,089
Balance at end of year		12,576	70,458

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for research and development tax incentive		594	962
Operating cash outflows relating to operating leases		(969)	(834)
Non-cash additions to right-of-use assets and lease liabilities		1,842	295
Non-cash issue of shares/warrants to consultants for services provided		735	430

The accompanying notes are an integral part of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

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

ATGC’s principal activities consist of:

●
Continued research and development (“R&D”) of development of the DurAVR® THV, consisting of a single-piece biomimetic valve made with our primary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable Delivery System, to address unmet medical needs in the treatment of aortic stenosis. The DurAVR® THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

●
Generating and compiling clinical data through the randomized global pivotal study (the “PARADIGM Trial”), following receipt of Investigational Device Exemption (“IDE”) approval from the U.S. Food and Drug Administration (“FDA”) in November 2025, including staged authorization to enroll the first 200 patients. Data from the PARADIGM Trial is intended to support a premarket approval application (“PMA”) in the United States and a parallel CE Mark approval in Europe, key milestones on the path to commercialization.

●
The co-development with v2vmedtech, inc. (“v2vmedtech”), of an innovative heart valve repair device for the minimally invasive treatment of mitral and tricuspid valve regurgitation (also known as a leaky valve).

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

For the year ended December 31, 2024, the consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows, and changes in equity of ATPL and its wholly-owned subsidiaries for the period of January 1, 2024 up to December 16, 2024, the closing date of the reverse recapitalization (the “Closing Date”), and the consolidated results of operations, comprehensive income/(loss), cash flows, and changes in stockholders’ equity of ATGC and its consolidated subsidiaries, including ATPL, for the period of December 16, 2024 through December 31, 2024. The consolidated balance sheet at December 31, 2024 presents the financial condition of the Company and its consolidated subsidiaries, including ATPL.

In accordance with ASC 805, Business Combinations, ATPL’s historical equity has been retrospectively restated for all periods up to the Closing Date to reflect the number of shares of Common Stock issued to legacy ATPL shareholders in connection with the reverse recapitalization. Additionally, the par value of Common Stock has been restated to align with the post-transaction capital structure.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to utilize an extended transition period to comply with new or revised accounting standards applicable to public companies.

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

(c)
Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations of future events that management believes to be reasonable under the circumstances. Actual results could differ from those estimates due to risks and uncertainties and may be material.

Management has discussed the development and selection of these critical accounting estimates with the Company’s Audit and Risk Committee and Board of Directors (the “Board”). In addition, there are other items within the financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on the financial statements.

Significant items subject to such estimates and assumptions include, but are not limited to the following:

●
Stock-based compensation fair value inputs: Fair value is estimated using option pricing models, including the Black-Scholes option pricing model (the “Black-Scholes model”). The model requires various inputs including the exercise price and share price at grant date, plus other judgmental assumptions, such as share price volatility, risk-free interest rate, and the expected option term.

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

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The determination of the functional and reporting currency of each Group company is based on the primary currency in which the Group company operates. ATGC and Anteris Technologies Corporation have the U.S. dollar (“USD” or “$”) as their functional currency, ATPL and the Australian subsidiaries’ use the Australian dollar (“AUD” or “A$”) as their functional currency, and another subsidiary has the Swiss franc (“CHF”) as its functional currency.

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

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development tax incentive income

Government grants are received under the Australian government’s research and development tax incentive program, such that a percentage of eligible R&D expenses are reimbursed by the Australian government with the incentive being recognized as other income. Government grants relating to costs incurred are recognized in the consolidated statements of operations over the periods in which the entity recognizes as expenses the related costs for which they are intended to compensate.

The research and development tax incentive income is recognized as income once the Group is satisfied that the Group has complied with the conditions attached to the tax incentives and that the tax incentives will be received. The value is estimated based on an assessment of actual and budgeted eligible R&D expenditure data for the period. Significant judgment is required in determining the amount and timing of recognition, as the grant requirements are complex.

(g)
Cash, cash equivalents and restricted cash

Cash and cash equivalents includes cash on hand, deposits held at call with financial institutions, other short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. The Company’s restricted cash primarily represent funds placed in escrow related to operating leases and as collateral for a credit line. As of December 31, 2025, the restricted cash balance was $0.5 million.

(h)
Accounts receivable and other financing receivables

Accounts receivable are amounts due from customers for direct product sales in the ordinary course of business. They are generally due for settlement within 30 days and therefore all classified as current. Accounts receivable are recognized initially at the amount of consideration that is unconditional. The Company holds the accounts receivable with the objective to collect the contractual cash flows and therefore measures them subsequently at amortized cost, less impairment allowances.

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

(j)
Plant and equipment

Recognition and measurement

Plant and equipment is stated at historical cost less accumulated depreciation and impairment. Historical cost includes expenditure that is directly attributable to the acquisition of the items. Additions and improvements that extend the lives of the assets are capitalized, while expenditure for repairs and maintenance are expensed as incurred.

Costs incurred in acquiring software and licenses that will contribute to future period financial benefits through revenue generation and/or cost reduction are capitalized to software and systems. Costs capitalized include external direct costs of materials and services.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(k)
Leases

The Company’s lease agreements include leases accounted for as operating leases and those accounted for as finance leases. Finance lease ROU assets are included in plant and equipment, net, and finance lease liabilities are included in current debt obligations and long-term debt on the Consolidated Balance Sheets.

The Group leases laboratory facilities and offices through operating leases. The Group leases information technology (“IT”) equipment through finance leases.

See Note 8 Leases for further information. Anteris is not a lessor in any lease arrangement.

Anteris as the Lessee

At inception of a contract, the Group assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

At the lease commencement date, the Group recognizes a ROU asset (the right to use the leased item) and a corresponding lease liability, except for short term leases. Anteris has made an accounting policy election to apply the short-term lease election to all classes of underlying assets, being those leases which have a term of 12 months or less. The Group recognizes the lease payments associated with these leases as an expense on a straight-line basis over the lease term.

The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease liabilities

For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date.

Lease liabilities are subsequently measured by reducing the balance to reflect the principal lease repayments made and increasing the carrying amount by the interest on the lease liability. The Group is required to remeasure the lease liability and make an adjustment to the ROU asset in the following instances:

●
the term of the lease has been modified or there has been a change in the assessment of a purchase option being exercised, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate; and

●
a lease contract is modified, and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(l)
Intangibles

Intangible assets acquired as part of a business combination, other than goodwill, are initially measured at their fair value at the date of the acquisition. Intangible assets acquired separately are initially recognized at cost. Finite life intangible assets are subsequently measured at cost, less amortization and any impairment.

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

In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(n)
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

The Group is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining unrecognized tax benefits. The Group records liabilities or makes other adjustments for unrecognized tax benefits based on the Group’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact current and deferred taxes in the period in which such determination is made. The Group did not record any unrecognized tax benefits at December 31, 2025.

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)
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

Service-based stock-based compensation

Anteris offers service-based stock options and restricted stock units (“RSUs”) to employees and directors as it believes that the grant of these awards assists with attracting, motivating and aligning the employee and director interests with those of its stockholders.

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) on a straight-line basis. Forfeitures are estimated based on historical employee attrition rates at the time of grant and the Company reassesses the probability of vesting at each quarter end and adjusts the stock-based compensation expense based on its probability assessment. Upon exercise of stock options and upon completion of the RSU vesting conditions, the Company issues shares of Common Stock.

RSUs contingently granted to directors require stockholder approval in accordance with ASX listing rules and do not become legally binding on the Company until such approval is obtained. Under ASC 718, an award is not granted until the grantee has an enforceable right to it. When RSUs are subject to stockholder approval, this right does not exist before the vote, so no grant date is established and no expense is recognized until approval is obtained. Once stockholders approve the award, the RSUs become legally effective and the grant date is the approval date. The Company measures fair value using the share price on that date, and begins recognizing expense over the remaining service period.

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

Fair value estimates

The fair value of stock options is determined using the Black-Scholes model which requires various inputs including the exercise price and share price at grant date, plus other highly judgmental assumptions, such as share price volatility, risk-free interest rate, and the expected option term. For stock options and RSUs with service conditions, the expense is recognized over the service period. Stock-based compensation expense is recorded net of estimate forfeitures. Judgment is required in estimating which equity securities will ultimately be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the results of operations would be impacted.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)
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

(q)
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

●
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date;

●
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

●
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

(r)
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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(s)
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

Australian employees are entitled to contributions to defined contribution plans (superannuation) at 12.5% of the participant’s annual eligible compensation (post July 1, 2025) subject to certain contribution caps. The rate has increased by 0.5% annually for the past four years. The net expense related to these plans was $0.9 million and $0.7 million in fiscal years 2025 and 2024, respectively.

The Company’s employees in the United States are eligible to participate in a qualified defined contribution plan. Employees receive 3% employer contributions limited by the eligible compensation threshold.

(t)
Research and development expenses

Research and development expenses are recognized in the consolidated statements of operations in the period in which they are incurred. R&D costs include costs of research, engineering, and technical activities undertaken to develop new products or services or to significantly improve existing products or manufacturing processes. They also include pre-approval regulatory and clinical trial expenses; inventory costs incurred in jurisdictions where regulatory approval has not yet been obtained; and services and supplies associated with clinical studies, registries and sponsored research. These costs include direct salary and employee benefit-related costs for R&D personnel, costs for materials used and costs for outside services.

(u)
Variable Interest Entities

Under ASC 810 Consolidation (“ASC 810”), when the Company obtains an economic interest in an entity, it evaluates the entity to determine if it should be deemed a VIE, and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the VIE, based on significant judgment whether the Company (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

On an ongoing basis, the Company re-evaluates the VIE assessment based on potential changes in facts and circumstances, including but not limited to, the stockholder loans to the entity and the execution of any future significant agreements between the entity and its stockholders and/or other third parties.

(v)
Segment reporting

Segment information is presented using a management approach, meaning that segment information is provided on the same basis as information is used for internal reporting purposes by the chief operating decision maker (“CODM”) which is the Vice Chairman and Chief Executive Officer, who makes key strategic decisions. The CODM is responsible for the allocation of resources and assessing the performance of the Group. Management has determined that the activities of the business as reviewed by the CODM are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(w)
Reverse recapitalization

In accordance with ASC 805, Business Combinations, when ATGC (or “the legal parent”) acquired ATPL (“the legal subsidiary”), the transaction was accounted for as a reverse recapitalization. The substance of the transaction was that the pre-transaction shareholders of ATPL (the accounting acquirer) had effectively obtained control of ATGC.

Under reverse recapitalization accounting, the consolidated financial statements are issued under the name of the legal parent (being ATGC) but, with the exception of stockholder’s equity, the financial statements will represent a continuation of ATPL’s (the legal subsidiary’s) financial information. ATPL’s assets and liabilities will be recognized at historical cost with no goodwill or other intangible assets recorded in the financial statements.

At the date of acquisition, the assets and liabilities of the Group were recognized and measured in the consolidated financial statements at their pre-combination carrying amounts and added to the assets and liabilities of ATGC.

The consolidated statement of stockholders’ equity for comparative periods has been restated to reflect the equity structure of ATGC, while maintaining the historical retained earnings of ATPL.

(x)
Recently Adopted Accounting Standard

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. This ASU was effective January 1, 2025 for entities applying the EGC extended transition period (i.e., non‑PBE effective dates). The adoption of ASU 2022-03 on January 1, 2025 did not materially impact the fair value measurement of our existing equity securities.

(y)
New Accounting Standards Not Yet Adopted

New accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. If not explicitly addressed otherwise, the Company believes that the recently issued standards, which have not yet taken effect, will not materially affect its present or near future financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 intends to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. This ASU is effective January 1, 2026 for entities applying the EGC extended transition period (i.e., non‑PBE effective dates). The Company has evaluated the effect of adopting this accounting guidance and will include the new required disclosures in future filings.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is effective January 1, 2027. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. Adoption of this ASU will not impact the recognition or measurement of amounts in our consolidated financial statements and will result only in additional disclosure requirements.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU is effective January 1, 2030 for entities applying the EGC extended transition period (i.e., non‑PBE effective dates). ASU 2025‑10 establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU incorporates principles from IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, with certain targeted refinements, and expands ASC 832 beyond disclosure‑only requirements to include a comprehensive accounting model. The Company has historically accounted for government grants by applying the principles of IAS 20 by analogy, which the ASU substantially aligns with. As a result, consistent with the SEC’s expectations for entities already applying IAS 20 principles, the Company does not expect the adoption of ASU 2025‑10 to have a significant impact on its accounting policies or consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

3.
GOING CONCERN

The consolidated financial statements have been prepared on the going concern basis, which contemplates continuity of normal business activities and realization of assets and discharges of liabilities in the ordinary course of business. As of December 31, 2025, the Group incurred a net loss of $94.2 million and had net cash outflows from operating activities of $77.8 million for the financial year ended December 31, 2025. As of that date, the Group had a cash balance of $12.6 million, a net current liability position of $5.7 million and a net liability position of $0.3 million.

Subsequent to December 31, 2025, the Company completed two equity financing transactions that significantly strengthened its liquidity position. The Company completed a public offering of 40,000,000 shares of Common Stock for gross proceeds of $230 million before underwriting discounts, commissions and other transaction costs, including the underwriters’ option to purchase additional shares. In addition, the Company completed a private placement to Medtronic plc (through a wholly owned subsidiary) of 15,652,173 shares of Common Stock for gross proceeds of $90 million before transaction costs. These transactions materially improved the Company’s available cash resources.

After considering the Group’s current cash position, the proceeds from the equity financings completed subsequent to year‑end, the Group’s forecasted cash flows, and its planned operating and investment activities, management has concluded that no substantial doubt exists regarding the Group’s ability to continue as a going concern for at least 12 months from the date these financial statements are issued.

4.
NET SALES

(in thousands)	2025 $	2024 $
Net sales from contracts with customers, at a point in time
ADAPT® tissue products	1,913	2,703
Total net sales	1,913	2,703

5.
OTHER NON-OPERATING INCOME, NET

(in thousands)	2025 $	2024 $
Government grants (reversal) / income (1)	(242)	1,043
LeMaitre holdback income (2)	-	922
Interest income	709	430
Sundry income	-	47
Total other non-operating income, net	467	2,442

(1)
In 2025, the Group recognized a reversal of $0.2 million of previously accrued research and development tax incentive income related to the year ended December 31, 2024. No research and development tax incentive income was recognized in 2025. In 2024, Government grants consists of $0.8 million research and development tax incentive income accrued relating to the year ended December 31, 2024 plus $0.3 million research and development tax incentive income recognized relating to the year ended December 31, 2023.

(2)
In 2024, the Group recognized the remaining 67% portion of the $2.0 million holdback receivable from LeMaitre Vascular, Inc. (“LeMaitre”) relating to the 2023 amendment of the CardioCel™ and VascuCel™ distribution sale agreement. The income was recognized within other non-operating income as it was considered probable that the regulatory approval required under the European Union Medical Device Regulation would be obtained. The amount was received in full in early 2025. There is no remaining balance outstanding under the arrangement.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

6.
INCOME TAXES

(a)
Income tax (expense)/benefit

No income tax (expense)/benefit has been recognized because the Group has historically incurred operating losses and maintains a valuation allowance against its deferred tax assets not supported by future reversals of existing taxable temporary differences.

The components of the (loss)/income before income taxes from continuing operations, based on tax jurisdiction, are as follows:

(in thousands)	2025 $	2024 $
United States	(86,847)	(60,063)
Australia	(8,529)	(17,060)
Other international	1,151	1,156
(Loss)/income before income taxes from continuing operations	(94,225)	(75,967)

(b)
Deferred Tax Assets and Liabilities

Deferred taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The significant components of the net deferred tax asset (liability) shown on the Consolidated Balance Sheets are as follows:

(in thousands)	2025 $	2024 $
Deferred tax assets
Accrued and other liabilities	1,489	2,153
Share issue costs	600	301
Intangible assets	245	272
Other capitalized costs	-	144
Stock-based payments	4,534	3,350
Operating lease liabilities	634	346
Capitalized R&D	16,098	10,364
Tax credit carryforwards	1,327	1,232
Operating loss carryforwards	63,229	39,841
Total deferred tax assets	88,156	58,003
Deferred tax liabilities
Plant and equipment	(3)	(14)
Operating lease ROU assets	(562)	(226)
Accounts receivable from customers, net of allowances	-	(48)
Prepaid expenses	(86)	(52)
Intercompany loans	(754)	(2,939)
Other	-	(182)
Total deferred tax liabilities	(1,405)	(3,461)
Total net deferred tax assets (prior to valuation allowance)	86,751	54,542
Valuation allowance	(86,751)	(54,542)
Net deferred tax assets	-	-

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

6.
INCOME TAXES (continued)

The valuation allowance of $86.8 million as of December 31, 2025 and $54.5 million as of December 31, 2024 reduces deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of the Group as management does not believe that it is more likely than not that these net operating losses will be utilized. The increase in the valuation allowance is primarily related to the additional net operating losses and capitalized R&D recorded during the fiscal year.

The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be applied directly to contributed capital was $2.4 million as of December 31, 2025 and $2.1 million as of December 31, 2024.

(c)      Operating loss carryforwards

Information about net operating and capital loss carryforwards at December 31, 2025 is summarized as follows:

(in thousands)	$
Australian net operating and capital loss carryforwards	74,477
United States federal net operating loss carryforwards	158,831
United States state net operating loss carryforwards	140,291
Other net operating loss carryforwards	3,720
Total	377,319

Included within the Australian carryforwards disclosed above, the Australian tax consolidated group has $4.4 million of transferred losses at December 31, 2025, which are subject to loss recoupment testing and their available fraction which limits the annual rate at which the loss carryforwards may be claimed by the parent entity.

The Group’s operating loss carryforwards are subject to examination by taxing authorities specific to each jurisdiction in which they were incurred and the filing and finalization of income tax returns. The actual operating loss carryforwards available on filing of these returns may be different. The operating loss carryforwards may not be realizable in whole or in part due to the generation of significant future income being dependent on obtaining the necessary regulatory approvals, which are not in place as of December 31, 2025.

At December 31, 2025, the Company had $377.3 million of operating loss carryforwards in the United States, Australia and other international jurisdictions, of which up to $228.1 million carryforward indefinitely, with the remaining $149.2 million due to expire during fiscal years 2026 through to 2045 if not used.

An analysis of potential restrictions on our ability to utilize loss carryforwards and other income tax attributes has been performed as of December 31, 2025. No changes in ownership were identified for either the United States or Australia, therefore no restrictions on our ability to utilize our carryforwards or other income tax attributes are believed to exist as of December 31, 2025.

Following the capital raises in January 2026 (refer to Note 23 Subsequent Events for further details), further analysis of the carryforwards and other income tax attributes is being performed. If we determine we had a change in ownership it would subject the carryforwards in ATGC to a limitation under Section 382 of the Internal Revenue Code. Aggregate U.S. federal and state deferred tax assets for carryforwards attributable to ATGC are $25.6 million. No changes in ownership have been identified in Australia as a result of the equity financings completed subsequent to year-end.

On December 30, 2025, Anteris Technologies Pty Ltd, Anteris Aus Operations Pty Ltd (both Australian entities) and Anteris Corporation Ltd entered into an agreement to transfer intellectual property from Australia to the U.S., subject to the satisfaction of certain conditions precedent. If these are met, we expect some or all Australian operating loss carryforwards would be utilized to cover any capital gain arising from the transfer in the 2025 tax year.

The Group files income tax returns in a number of jurisdictions including the United States, Australia, Switzerland and Singapore. Income tax returns for all wholly-owned subsidiaries have been filed for the period ended December 31, 2024. With limited exceptions, all years prior to 2021 in Australia and 2022 in the United States are no longer subject to examination by taxing authorities.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

6.
INCOME TAXES (continued)

Operating loss carryforwards

The net operating and capital loss carryforwards, including the year they are scheduled to expire, are set out below:

Financial Year Ending December 31: (in thousands)	$
2026	12
2027	1,549
2028	1,028
2029	17
2030	13
2031	88
2032	172
2033	310
2034	2,307
2035	6,012
2036	14,933
2037 through 2045	122,777
Indefinite	228,101
Total	377,319

(d)
Tax credit carryforwards

As of December 31, 2025, the Company had tax credit carryforwards of $1.327 million, comprising Australian research expenditure tax credits. These tax credit carryforwards are available to be carried forward indefinitely and do not expire.

(e)
Effective income tax rate varied from the parent’s statutory income tax rate

The Company’s reported income tax expense varied from the amount of income tax expense that would result from applying the statutory income tax rate of the parent entity, the income tax rate of the parent entity’s country of domicile. The reconciliation of the U.S. federal income tax benefit at the statutory federal income tax rate of 21% for each of the years ended December 31, 2025 and December 31, 2024, respectively, to our reported income tax expense/(benefit) are as follows (in thousands of dollars):

(in thousands)	2025 $	2024 $
Statutory income tax rate of the parent entity	21%	21%
Domicile of parent	USA	USA
Income tax (benefit) at the statutory income tax rate	(19,787)	(15,953)
Increase / (decrease) in income tax expense resulting from:
Non-deductible other expenses	631	1,045
Non-deductible stock-based payments	140	244
Non-assessable income	(154)	(273)
Non-deductible R&D expenditure	58	573
Foreign statutory income tax rate differential	(313)	(682)
U.S. state income taxes, before valuation allowance	(8,355)	(7,632)
Other	(358)	744
Change in valuation allowance	28,138	21,934
Reported income tax expense	-	-

The Company is an emerging growth company and is not currently subject to the disclosure requirements under ASU 2023-09. The Company has not adopted the standard as of the year ended December 31, 2025.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

7.
PLANT AND EQUIPMENT, NET

(in thousands)	Estimated Useful Lives	2025 $	2024 $
Plant and equipment	3 – 10 years	11,227	9,135
Capital work in progress		245	207
Information technology equipment, under finance lease	2 – 5 years	57	10
		11,529	9,352
Less accumulated depreciation		(6,268)	(4,578)
		5,261	4,774

Depreciation expense of $1.5 million and $1.3 million was recognized in fiscal years 2025 and 2024, respectively.

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

The Group leases IT equipment through finance leases with contract terms of 2-3 years. In order to extend the leases, both parties must agree. Finance lease ROU assets are included in plant and equipment, net and finance lease liabilities are included in current debt obligations and long-term debt on the consolidated balance sheets. The ROU assets, lease liabilities, lease costs, cash flows, and lease maturities associated with the Group’s finance leases were not material to the consolidated financial statements for fiscal years 2025 and 2024.

The table below discloses the balance sheet information relating to the Group’s operating leases:

(in thousands)	Balance sheet Classification	2025 $	2024 $
ROU assets	Operating lease ROU assets	1,995	1,085
Current liability	Current Operating lease liabilities	566	747
Non-current liability	Non-current Operating lease liabilities	1,678	645

Operating lease costs of $0.9 million and $0.8 million were recognized in fiscal years 2025 and 2024, respectively. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. Short term and variable lease payments for fiscal year 2025 and 2024 were not material.

As of December 31, 2025, the weighted-average remaining lease terms of the Group’s operating leases was 3.8 years, compared to 2.6 years as of December 31, 2024. The increase primarily reflects the addition of the new 610 Maple Grove facility lease agreement to the Group’s operating lease portfolio during the year, following the transition from a subleased arrangement to a direct lease. The weighted-average discount rate applied to the Group’s operating leases was 11.4% for the year ended December 31, 2025 and 14.8% for the year ended December 31, 2024.

The following table summarizes the ROU assets obtained in exchange for lease liabilities and as a result of lease modifications:

(in thousands)	2025 $	2024 $
ROU assets obtained in exchange for new operating lease liabilities	1,553	25
Non-cash changes related to lease modifications, net of lease incentive	289	270

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

8.
LEASES (continued)

The following table summarizes the maturities of the Company’s operating leases at December 31, 2025. The amounts disclosed in the table are the contractual undiscounted cash flows. It is not expected that the cash flows included in the below maturity analysis could occur significantly earlier, or at significantly different amounts.

Fiscal year (in thousands)	Operating Leases $
2026	781
2027	627
2028	646
2029	567
2030	140
Total expected lease payments	2,761
Less imputed interest	(517)
Total lease liabilities	2,244

9.
OTHER ASSETS

(in thousands)	2025 $	2024 $
Current
Holdback receivable (refer to Note 5)	-	1,376
Research and development tax incentive receivable	-	792
Deferred offering costs	281	-
Lease incentive receivable	-	175
Deferred insurance costs	1,131	-
Advance to contract research organization	583	-
Other receivables	279	489
	2,274	2,832

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

10.
ACCRUED AND OTHER LIABILITIES

(in thousands)	2025 $	2024 $
Current
Accrued liabilities	3,425	4,490
Employee compensation and withholdings	5,487	3,989
Lease asset retirement obligation	506	-
Estimated legal contingency liability	-	1,440
Cash-settled stock-based payment provision	279	2
	9,697	9,921
Non-current
Employee compensation and retirement benefits	130	84
Lease asset retirement obligation	12	452
Cash-settled stock-based payment provision	-	222
Other variable liabilities	35	54
	177	812
Estimated legal contingency liability

In 2024, the Company recognized a $1.4 million provision in connection with a legal claim related to the Company’s equity raise and subsequent IPO. The matter was settled in 2025, and the liability was extinguished in full.

Cash-settled stock-based payment provision

Refer to Note 15 Stock-based Compensation.

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

The obligation is classified as current based on the contractual lease expiry in 2025.

11.
DEBT OBLIGATIONS

Convertible Note Facility

On October 31, 2024, ATPL entered into a secured convertible note facility (the “Convertible Note Facility”) with Obsidian Global Partners, LLC (“Obsidian”), which was assumed by the Company upon completion of the Scheme. Under the initial $5.0 million (A$7.5 million) drawdown, ATPL became obligated to issue 75,000 options or pay a fee of 3% of the AUD drawdown amount.

On December 16, 2024, following the closing of the Company’s IPO and the Scheme, Obsidian exercised its right to redeem the aggregate outstanding convertible notes for cash. On December 19, 2024, the Company paid Obsidian $5.7 million for the aggregate outstanding convertible notes and an additional $0.2 million in lieu of the options required to be issued in connection with the first drawdown. The Company recognized a loss on debt extinguishment in connection with the redemption. No convertible notes were outstanding under the Convertible Note Facility on December 31, 2024, and on February 18, 2025, the facility was terminated and the related security interest was released.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

11.
DEBT OBLIGATIONS (continued)

Contractual obligations

The Company had no significant financing arrangements outstanding as of December 31, 2025, or December 31, 2024.

12.
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

For the periods presented, the total balances of financial assets and liabilities measured or disclosed at fair value were not material to the consolidated financial statements. As such, management has concluded that detailed quantitative disclosures, including the fair value hierarchy table, are not necessary. The carrying amounts of the Company’s remaining financial instruments approximate their fair values.

13.
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

(b)
Movements in Common Stock

During the year ended December 31, 2025, the Company issued shares of Common Stock in connection with the following transactions:

●
In January 2025, in connection with the Company’s IPO which closed on December 16, 2024, TD Cowen, Barclays and Cantor (in their capacity as the underwriters’ representatives in the IPO) partially exercised the over-allotment option granted by the Company, pursuant to which the Company issued and sold an additional 78,481 shares of Common Stock at the purchase price of $6.00 per share for incremental gross proceeds of $0.5 million.

●
In March 2025, certain directors exercised a total of 289,500 stock options, resulting in the issuance of an aggregate 32,959 shares of Common Stock. Of these:

-
A portion of the options were net exercised, with the intrinsic value of the awards used to settle the exercise price and taxes. Shares withheld to facilitate net settlement were accounted for as share repurchases.

-
A portion of the options were exercised for cash, generating total cash proceeds of $114,833.

●
In March 2025, external investors exercised 10,000 stock options for $6.22 per share (A$10.00), for gross proceeds of $0.1 million.

●
Periodically through the year, 1,314 unlisted stock options were exercised by employees (excluding directors and named executive officers). These options had a weighted average exercise price of $3.43 per share.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

13.
EQUITY (continued)

●
In October and November 2025, the Company completed private placement offerings of equity securities to certain investors. The Company issued (i) 2,346,936 shares of Common Stock, each with an accompanying warrant (“U.S. Warrants”) to purchase one share of Common Stock, at a price of $4.90 per share and warrant, and (ii) 2,788,064 CDIs, each with an accompanying warrant (“CDI Warrants”) to purchase one CDI, at a price of A$7.50 per CDI and warrant.

The U.S. Warrants and CDI Warrants (collectively the “Warrants”) were classified as equity instruments and were measured at fair value on the issuance date. The portion of the proceeds attributable to the Warrants has been recorded within additional paid‑in capital. The fair value allocated to the U.S. Warrants and CDI Warrants on issuance was $4.2 million and $5.1 million, respectively. These amounts represent the estimated fair value of the Warrants at the issuance dates and do not affect the par value of the underlying Common Stock. The Company will not recognize subsequent fair value changes for the Warrants given their equity classification.

The Common Stock and CDI private placements generated aggregate gross proceeds of approximately $25.2 million. The Common Stock offering closed on October 27, 2025, and the CDI offering closed on November 5, 2025. In connection with the transaction, the Company also issued 250,000 CDI warrants to the lead manager.

●
In December 2025, a total of 611,108 RSUs vested. Upon settlement, the Company issued 611,108 shares of Common Stock, of which 228,797 shares were withheld to satisfy employee payroll tax‑withholding obligations. The withheld shares were accounted for as share repurchases. Accordingly, the Company issued 382,311 shares upon settlement.

Subsequent to the end of the reporting period, the Company issued 55,652,173 shares of Common Stock. Refer to note 23 Subsequent Events for details.

During the year ended December 31, 2024 and prior to the reverse recapitalization, ATPL issued the following ordinary shares:

●
In January 2024, 667 unlisted stock options issued under the Equity Plan (as defined below) were exercised. These options had an exercise price of $5.67 equivalent per share (A$8.60).

●
At various dates throughout the year, external investors exercised 403,000 unlisted stock options for $6.58 equivalent per share (A$10.00) for gross proceeds of $2.7 million.

●
In April 2024, 1,000,000 new shares were issued to various sophisticated and professional investors at $14.74 equivalent per share (A$23.00) for gross proceeds of $14.7 million.

●
In July 2024, 1,875,000 new shares were issued to various sophisticated and professional investors at $10.49 equivalent per share (A$16.00) for gross proceeds of $19.7 million.

●
In July 2024, 41,000 new shares were issued to a consultant for services provided. The equivalent price per share was $10.49 (A$16.00).

In connection with the IPO and following completion of the reverse recapitalization in December 2024, ATGC issued 14,800,000 shares of Common Stock at a public offering price of $6.00 per share for gross proceeds of $88.8 million prior to underwriting discounts, commissions and other estimated offering expenses.

(c)
Equity-linked securities held by investors

As of December 31, 2025 and December 31, 2024, the Company had 9,942,398 and 6,797,806 equity-linked securities outstanding, respectively, consisting of warrants, stock options and RSUs, with varying exercise prices and expiration dates. Equity-linked securities issued as stock-based compensation are described in note 15 Stock-based Compensation. The remaining securities held by investors totaled 5,135,000 and 1,958,933 as of December 31, 2025 and 2024, respectively, all of which are exercisable for shares of Common Stock, with exercise prices ranging from $7.50 to $7.70 and expiration dates between October and November 2030.

As of December 31, 2025 and December 31, 2024, these securities had no intrinsic value, as the exercise price exceeded the market price of the underlying shares. The weighted average exercise price of these stock options was $7.61 and $15.37 as of December 31, 2025 and December 31, 2024, respectively.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

14.
LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share:

(in thousands)		2025 $	2024 $
Loss for the year, attributable to the owners of the Company	$’000	(94,144)	(76,291)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	36,911,472	20,252,919
Basic and diluted loss per share		$(2.55)	(3.68)
Securities excluded as their inclusion would be anti-dilutive	Number	9,942,398	6,797,806

The Company reported net losses for all periods presented. As a result, the inclusion of any potentially dilutive shares of Common Stock would have been anti‑dilutive. Accordingly, stock options, RSUs, and warrants to purchase an aggregate of 9,942,398 shares of Common Stock were excluded from the calculation of diluted earnings per share. These instruments may have a dilutive effect on earnings per share in future periods.

Subsequent to the end of the reporting period, the Company issued 55,652,173 shares of Common Stock. Refer to note 23 Subsequent Events for details. The issuance of the additional shares of Common Stock has a material impact on the Company’s loss per share calculations. After the issuance, the basic and diluted loss per share for the year ended December 31, 2025 would have been $0.97 per share, reflecting a change of $1.58 per share.

The financial statements for the year ended December 31, 2025 do not reflect the effects of this issuance, which will be included in the financial statements for the subsequent period.

15.
STOCK-BASED COMPENSATION

The Company grants stock-based compensation to directors, executive officers, employees and other service providers under the ATGC Equity Incentive Plan (the “Equity Plan”) which was established in December 2024. Stock awards, including restricted stock, RSUs, cash incentive awards, performance shares, performance units (“PSUs”), and other equity-based awards may be granted under the Equity Plan. No further grants will be made under the incentive plans previously maintained by ATPL.

As of December 31, 2025, 2,610,662 shares of Common Stock remained available for issuance under the Equity Plan as incentive stock options (“ISO”), subject to the ISO sublimit. On January 1, 2026, the Equity Plan’s share reserve increased by an additional 2,576,113 shares pursuant to the Equity Plan’s evergreen provision.

Any references in the Equity Plan and this summary to “shares of Common Stock” may be read as a reference to a CDI or shares of Common Stock as the context reasonably requires.

The Company issues new shares upon the vesting of equity awards and permits net share settlement to satisfy employee tax withholding obligations. Shares withheld to satisfy tax obligations are accounted for as share repurchases.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

(a)
Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense recognized for stock options, cash-settled stock-based payments rights (“SPP rights”), RSUs and shares of Common Stock issued to employees, directors and consultants:

(in thousands)	2025 $	2024 $
Equity-settled stock-based payments (including stock options and RSUs)	7,783	6,304
Cash-settled stock-based payments (SPP rights)	54	(530)
Shares issued as compensation to consultants	-	215
Total stock-based compensation expense	7,837	5,989
Classification of stock-based compensation expense
Cost of products sold	33	5
Research and development expense	3,101	788
Selling, general and administrative expense	4,703	5,196
Total stock-based compensation expense	7,837	5,989
Stock-based compensation capitalized to equity (transaction cost)	735	215
Income tax benefit	-	-
Total stock-based compensation	8,572	6,204

As of December 31, 2025, there was $8.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.

(b)
Stock options

Stock options issued by the Company to employees, directors and consultants have been described below. Each stock option, when exercised, entitles the holder to subscribe for and be allotted one share of Common Stock in the Company. Stock options granted in fiscal year 2025 were under the Equity Plan.

In connection with the reverse recapitalization completed in December 2024, all outstanding ATPL equity awards were exchanged for equivalent awards in ATGC. The exchange did not change the fair value, vesting conditions, or other terms of the awards, and therefore did not result in modification accounting under ASC 718.

The key terms of the Company’s equity incentive plans, as they relate to stock options, include:

●
Stock options held by Australian employees have an AUD base currency and convert into CDIs. All other options held by non-Australian employees have a USD base currency and convert into shares of Common Stock;

●
The exercise prices of the stock options are determined by the Board in its absolute discretion. In prior periods, exercise prices were generally determined with reference to the 5-day or 20-day volume-weighted average price (“VWAP”) of the Company’s listed shares of Common Stock. The Company now uses the closing price of its Common Stock on the trading day immediately prior to the grant date;

●
Stock options vest in three equal tranches on the completion of at least 12, 24 and 36 months of continued service;

●
Stock options expire 5 or 10 years after the grant date;

●
All stock options expire on the earlier of their contractual expiration date or 90 days following the individual’s termination of the employment;

●
Stock options are unlisted and not transferable unless the Board in its absolute discretion agrees to a transfer;

●
Stock options carry no dividend rights or voting rights; and

●
If a change of control event occurs prior to the vesting of an award, then the Board may determine, in its absolute discretion, the treatment of the participant’s unvested awards and the timing of such treatment.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

Director stock options

No stock options were issued to directors during the year ended December 31, 2025.

In March 2025, all outstanding stock options with share price performance hurdles held by directors (289,500 options at a weighted-average exercise price of $7.12) were exercised, resulting in the issuance of 32,959 shares of Common Stock. Refer to note 13 Equity. No stock options with share price performance hurdles remained outstanding as of December 31, 2025.

In June 2024, ATPL issued 475,000 stock options to directors at an exercise price of $15.34 equivalent (A$23.00) per share. These options expire after 5 years and vest in three tranches on the completion of at least 12, 24 and 36 months of continued service. In June 2025, 50,000 unvested options were forfeited upon a director’s resignation in accordance with the original terms of the awards.

Employee stock options

The number of employee stock options issued during the years ended December 31, 2025 and 2024 was 52,750 and 166,700, respectively. These quantities exclude stock options issued to directors.

Consultant stock options and share grants

No stock options or shares were issued to consultants during the year ended December 31, 2025. In the prior year, 41,000 shares were issued to a consultant as compensation for services provided.

During the year ended December 31, 2025, all outstanding stock options issued to consultants under stock-based payment arrangements, representing 1,000,000 options at a weighted-average exercise price of $12.12, expired unexercised. As a result, no consultant stock options were outstanding as of December 31, 2025.

Modification of Stock Options

In December 2025, the Company amended the terms of its outstanding stock options following approval by stockholders. Prior to the amendment, optionholders were required to pay the applicable exercise price in cash in order to exercise vested options and were generally responsible for any associated tax obligations at the time of exercise.

The amendment provides the Board with discretionary authority to (i) permit optionholders to exercise their vested options using a net exercise (cashless exercise) feature and (ii) allow net share withholding to satisfy the tax liabilities incurred upon exercise. Under the net exercise feature, the Company issues a reduced number of shares by withholding shares with a value equal to the applicable exercise price at exercise. Under the net share‑withholding feature, the Company may also withhold shares with a value equal to the employee’s tax obligation at exercise. All shares withheld in connection with these features are accounted for as share repurchases.

The amendments did not modify the vesting conditions, contractual term, or other substantive terms of the options. The modification did not change the classification of the awards and did not result in any incremental fair value, as the fair‑value‑based measure of the options immediately before and after the modification was substantially the same. Accordingly, no additional stock‑based compensation expense was recognized in connection with the modification.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

Service-based stock options held by employees and directors

The number and weighted-average exercise prices of service-based stock options (employee and director options), excluding those with share price performance hurdles, under stock-based payment arrangements were as follows:

	Number of options	Weighted- average exercise price $	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) $
Outstanding at January 1, 2025	2,799,374	12.08
Granted during the year	52,750	3.63
Forfeited during the year	(181,165)	10.44
Exercised during the year	(1,314)	3.49
Expired during the year	(750)	2.34
Outstanding at December 31, 2025	2,668,895	12.06	2.5	124
Expected to vest at December 31, 2025	662,523	14.38	3.4	38
Exercisable at December 31, 2025	1,938,774	11.38	2.1	52

A change of control event is a non-market condition which has not been taken into consideration in the valuation of the options. A change of control event was not considered probable as of December 31, 2025.

Fair value of stock options

The Company uses the Black-Scholes model to determine the fair value of stock options at the grant date. Determining the fair value of these awards requires management to make estimates and assumptions, including projected employee stock option exercise behaviors, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate over the expected term.

The following table presents the fair value of stock-based payments options granted to directors during the year and the inputs used in the Black-Scholes model.

	2025	2024
Quantity issued during the period	-	475,000
Weighted average fair value per stock option at grant date	-	$4.87
Assumptions used:
Share price at grant date	-	$12.62
Exercise price	-	$15.29
Expected volatility range	-	52.5% - 60.0%
Expected life range	-	3 - 4 years
Expected dividends	-	Nil
Risk-free interest rate range	-	4.07% - 4.08%

In connection with the Common Stock and CDI private placement that closed in late 2025, the lead manager received 250,000 CDI warrants as consideration for services rendered. The CDI warrants were measured at fair value on the grant date and accounted for as equity‑settled share‑based compensation, with the corresponding amount capitalized as a cost of the capital raise and recorded as a reduction of equity.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

The following table provides the weighted average fair value of options granted to employees during the year and the related weighted average inputs (based on number of options granted) used in the Black-Scholes model.

	2025	2024
Quantity issued during the period	52,750	167,950
Weighted average fair value per stock option at grant date	$2.37	$7.50
Assumptions used:
Share price at grant date range	$3.51 - $3.80	$10.86 - $14.80
Exercise price range	$3.51 - $3.80	$10.87 - $13.02
Expected volatility range	67.5% - 72.5%	52.5% - 65.0%
Expected life range	5.5 - 6.5 years	3 - 4 years
Expected dividends	Nil	Nil
Risk-free interest rate range	3.76% - 3.99%	3.63% - 4.06%

The following table summarizes the status of Anteris’ non-vested service-based stock options:

	Number of options	Weighted-average exercise price $
Non-vested at December 31, 2024	1,453,131	14.14
Granted	52,750	3.63
Vested	(685,847)	13.71
Forfeited	(89,913)	13.66
Non-vested at December 31, 2025	730,121	14.01

(c)
Share Price Performance Rights (Cash-settled)

The Share Price Performance Plan provides employees with the right to receive cash payments calculated by considering the rise in Anteris’ share price from the base price specified at grant date. The SPP rights expire after 5 years. There are two types of arrangements:

●
Service based conditions: employees have the right to receive cash payments after 1, 2 and 3 years from the grant date subject to the holder still being employed by the Group. The cash payments are calculated by considering the rise in Anteris’ share price from the base price to the vesting date.

●
Service and performance conditions: the SPP rights are divided into three equal tranches which vest and become exercisable on the earlier of the achievement of specified share price hurdles and the completion of 3 years of service. The cash payments are calculated by considering the rise in Anteris’ share price from the base price to the exercise date.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

The following table summarizes the SPP rights activity during the year:

	Number of rights	Weighted- average base price $	Weighted- average Remaining Contractual Term (in years)	Carrying amount of liabilities (in thousands) $
SPP with service conditions
Non-vested at January 1, 2025	566,668	15.28
Forfeited during the year	(283,332)	15.28
Non-vested at December 31, 2025	283,336	15.28	0.7	22
SPP with service and performance conditions
Non-vested at January 1, 2025	700,000	15.28
Non-vested at December 31, 2025	700,000	15.28	2.7	257

Fair value of SPP

The Company uses the Black-Scholes model to determine the fair value of SPP rights at the grant date. Because SPP rights are liability‑classified, their fair value is subsequently remeasured at each reporting date using the Black‑Scholes model.

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service based SPP	December 31, 2025	December 31, 2024
Weighted average fair value per right	$0.10	$0.12
Share price at measurement date	$4.99	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	77.5%	51.3%
Expected life (weighted average)	0.7 years	1.2 years
Risk-free interest rate (based on government bonds)	3.54%	4.21%

Service and performance based SPP	December 31, 2025	December 31, 2024
Weighted average fair value per right	$0.49	$0.71
Share price at measurement date	$4.99	$5.58
Base price	$15.28	$15.28
Expected volatility (weighted average)	72.3%	57.5%
Expected life (weighted average)	1.7 years	2.7 years
Risk-free interest rate (based on government bonds)	3.47%	4.27%

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

15.
STOCK-BASED COMPENSATION (continued)

(d)
RSU

RSUs generally vest over 3 years, with compensation cost, adjusted for estimated forfeitures, being recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Certain non‑employee directors, as defined by Rule 16b-3 promulgated under the Exchange Act, receive annual grants of RSUs that vest on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to continued service through the vesting date. RSUs are not considered issued or outstanding Common Stock. Dividend equivalent units are accumulated on RSUs during the vesting period and are subject to the same restrictions on transferability as the underlying RSUs.

The following table summarizes the RSU activity during the year:

	Number of RSUs	Weighted-average grant price $
Non-vested at January 1, 2025	749,999	6.00
Granted during the year	1,910,104	4.16
Settled in shares during the year	(611,108)	5.09
Forfeited during the year	(160,492)	3.86
Non-vested at December 31, 2025	1,888,503	4.62

Fair Value of RSUs

The fair value of the RSUs is based on the market value of the Common Stock on the date of grant.

The weighted-average grant date fair value of RSUs granted was $4.16 per RSU during the year ended December 31, 2025 and $6.00 per RSU during the year ended December 31, 2024. The fair value of the RSUs was determined based on the market price of the Common Stock on the grant date, which represents the fair value of the underlying shares.

During the year, the Company issued RSUs to directors that had been contingently granted in December 2024. Although the indicative fair value at that date was $6.00 per RSU based on the then‑current market price of the Common Stock, the awards were not recognized until stockholder approval was obtained, in accordance with ASC 718. Upon approval, the grant‑date fair value was measured at $4.46 per RSU, based on the market price of the Common Stock on the approval date, which represents the grant date for accounting purposes.

(e)
Other information

The following table summarizes the Company’s cash flows and other information related to stock‑based payment awards for the year.

(in thousands)	2025 $	2024 $
Cash proceeds from options exercised	119	4
Cash paid for withholding taxes	(1,230)	-
Cash payments for stock-based liabilities	-	-
Intrinsic value of options exercised	225	3
Intrinsic value of restricted stock units vested	3,025	-
Fair value of restricted stock units vested	3,111	-
Income tax benefit related to options exercised	-	-

In connection with the Common Stock and CDI private placement that closed in late 2025, the lead manager received 250,000 CDI warrants as consideration for services rendered. The CDI warrants were measured at fair value on the grant date and accounted for as equity-settled share-based compensation, with the corresponding amount capitalized as a reduction of equity.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

16.
VARIABLE INTEREST ENTITY

The Company has agreed to provide certain development services to v2vmedtech in exchange for equity in v2vmedtech. We provide engineering, clinical, regulatory, marketing, and executive management resources, but excluding medical and chief medical officer services, in connection with v2vmedtech’s development of an innovative heart valve repair device utilizing a transcatheter edge-to-edge repair method for a minimally invasive treatment of mitral and tricuspid valve regurgitation, also known as leaky valve.

The Company has determined that v2vmedtech is a VIE under ASC 810 and that the Company is the primary beneficiary because it has the power to direct the activities that most significantly affect v2vmedtech’s economic performance, primarily through appointing and holding a majority of the v2vmedtech’s board of directors, and has the right to receive certain benefits or the obligation to absorb losses that could potentially be significant to v2vmedtech through equity ownership. Therefore, the Company consolidates v2vmedtech and reassesses its primary‑beneficiary status at each reporting date.

Our involvement with v2vmedtech affects our financial position through the inclusion of these assets and liabilities, and affects our cash flows through the consolidation of its operating cash flows. Because v2vmedtech is an early‑stage R&D medical technology company, our involvement exposes us to risks primarily related to funding ongoing research activities and absorbing losses from its operations. These risks have not materially changed during the period.

The Company provides non-reciprocal contributions to fund R&D.

The following table presents the assets and liabilities for VIE:

	As of December 31,
(in thousands)	2025 $	2024 $
Assets
Other current assets	17	28
Total assets	17	28
Liabilities
Other current liabilities	211	86
Non-current liabilities	35	54
Total liabilities	246	140
Net (liabilities)/assets	(229)	(112)

Included in other current liabilities is a loan from the Company, with is v2vmedtech’s parent entity, amounting to $14,969 as of December 31, 2025, and $20,798 as of December 31, 2024. This loan has been provided to support v2vmedtech’s working capital needs. It is unsecured and repayable on demand. This balance is eliminated in the condensed consolidated financial statements. Other than the initial capital contributions of other stockholders of v2vmedtech, v2vmedtech is wholly financed by the Group. In exchange for v2vmedtech equity interests, the Group contributed $2.6 million and $2.4 million to v2vmedtech to finance its operations during the years ended December 31, 2025 and December 31, 2024, respectively.

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

The Company recognizes non-controlling interests related to v2vmedtech and provides a roll forward of the non-controlling interests balance, as follows (in thousands):

(in thousands)	2025 $	2024 $
Opening balance at January 1	(79)	(403)
Net (loss)/gain attributable to non-controlling interests	(81)	324
Closing balance at December 31	(160)	(79)

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

17.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of Accumulated Other Comprehensive Loss:

(in thousands)	Foreign currency translation adjustments $	Total Accumulated Other Comprehensive Loss $
December 31, 2023	(9,555)	(9,555)
Other comprehensive loss – equity adjustment from foreign currency translation	(1,336)	(1,336)
December 31, 2024	(10,891)	(10,891)
Other comprehensive income – equity adjustment from foreign currency translation	615	615
December 31, 2025	(10,276)	(10,276)

 No income taxes have been allocated to the translation adjustments.

18.
RELATED PARTY TRANSACTIONS

Parent entities

The accounting parent entity of the Group is ATPL. The legal parent entity within the Group is ATGC.

Subsidiaries

The Company provides financial support to its subsidiaries from time to time when required, including letters of support.

The Group continues to consolidate v2vmedtech. The Group acquired a 30% interest of v2vmedtech in 2023 and accounts for this interest as a variable interest entity for which the Company is the primary beneficiary (see Note 16 Variable Interest Entity).

There were no material changes in the Company’s ownership interests in subsidiaries during the year ended December 31, 2025.

19.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 the Group had commitments to purchase $0.1 million of plant and equipment, as compared to $0.3 million at December 31, 2024.

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

20.
SEGMENT REPORTING

(a)
Description of segments

Segment information is presented using a management approach, meaning that segment information is provided on the same basis as information is used for internal reporting purposes by the CODM which is the Vice Chairman and Chief Executive Officer, who makes key strategic decisions. The CODM is responsible for the allocation of resources and assessing the performance of the Group. Management has determined that the activities of the business as reviewed by the CODM are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

(b)
Segment information

The revenue and cost information relating to all of the ADAPT® products including both the DurAVR® THV System and regenerative tissue products are regularly reviewed by the CODM on an aggregate basis.

The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. As a single reportable segment entity, the Company’s segment performance measure is net income/(loss).

(in thousands)	2025 $	2024 $
Net sales from external customers	1,913	2,703
Depreciation & amortization	(1,661)	(1,507)
Interest income	711	430
Interest expense	(73)	(47)
Other segment items	(95,115)	(77,546)
Segment net loss	(94,225)	(75,967)

Other segment items include operating expenses and income and expense items that are not separately disclosed and are included in the measure of segment net loss. These amounts primarily consist of cost of revenues, selling, general and administrative expenses, stock‑based compensation, and other income and expense items.

The Company’s segment net loss is the same as its consolidated net loss, and there are no reconciling items between segment results and consolidated results.

No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the consolidated balance sheets. Refer to the consolidated statements of cash flows for significant non-cash items and total expenditure for additions of long-lived assets.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

20.
SEGMENT REPORTING (continued)

 (c)
Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products. Geographic long-lived assets are attributed to the country based on the physical location of the assets.

	Net sales		Long-lived assets, net
(in thousands)	2025 $	2024 $	2025 $	2024 $
United States	1,608	1,782	6,445	4,895
Germany	272	900	-	-
Australia	33	21	729	829
Switzerland	-	-	82	107
Sweden	-	-	-	28
	1,913	2,703	7,256	5,859

(d)
Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company’s total revenues during the years ended December 31, 2025 and 2024:

(in thousands)	2025 $	2024 $
Customer A	272	1,312
Customer B	1,608	1,370

Amounts outstanding from these customers at reporting date were less than $0.1 million as of December 31, 2025, and $0.2 million as of December 31, 2024.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

21.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at beginning of period $	Charged to Costs and Expenses $	Charged to Other Accounts $	Charged to Costs and expenses $	Charged to Other Accounts $	Balance at End of Period $	Net change $
Allowance for doubtful accounts
Year ended December 31, 2025	-	-	-	-	-	-	-
Year ended December 31, 2024	-	-	-	-	-	-	-

Inventory reserve
Year ended December 31, 2025	-	-	-	-	-	-	-
Year ended December 31, 2024	-	-	-	-	-	-	-

Deferred tax asset valuation allowance
Year ended December 31, 2025	54,542	28,359	4,071	(221)	-	86,751	32,209
Year ended December 31, 2024	37,132	22,423	-	(489)	(4,524)	54,542	17,410

Allowance for doubtful accounts

The allowances for doubtful accounts deductions represent accounts receivable which have been written off. The Group’s revenues are primarily derived from two external customers, both of which have no recent history of default. As of December 31, 2025 and 2024, no trade receivables were expected to default.

Inventory reserve

When applicable, the Group maintains reserves for excess or slow-moving inventory, and inventory which is obsolete, damaged, nearing its expiration date, or slow moving. Estimates are made regarding the future recoverability of the costs of these products and record provisions based on historical experience, expiration of sterilization dates and expected future trends. At December 31, 2025 and 2024, it was determined that no provisions for reserves were required.

Deferred tax asset valuation allowance

The deferred tax asset valuation allowances are provided for all deferred tax assets that are not be recognized due to insufficient future taxable income. Amounts charged to other accounts includes valuation allowance movements which are recorded in other comprehensive income as a part of foreign currency translation adjustments.

22.
DEED OF CROSS GUARANTEE

ATGC and ATPL (ACN 088 221 078) are party to a deed of cross guarantee dated December 20, 2024 (“Deed”). The Deed remained in place throughout the year ended December 31, 2025, and there were no changes to the parties to the Deed during that period. The Company did not rely on the reporting relief available under the Deed for the year ended December 31, 2025. The Deed was entered into in prior periods for Australian statutory reporting purposes; however, the Company did not rely on the reporting relief available under the Deed for the year ended December 31, 2025, and the Deed had no impact on the preparation or presentation of these consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025

23.
SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events through to February 25, 2026.

2026 Public Offering

On January 22, 2026, the Company completed an underwritten public offering (the “2026 Public Offering”) of 40,000,000 shares of its Common Stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share. The 2026 Public Offering generated gross proceeds of approximately $230.0 million, prior to deducting underwriting discounts and commissions and estimated offering expenses.

The 2026 Public Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-292565), which was previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective on January 8, 2026, and a prospectus supplement dated January 20, 2026.

Medtronic Private Placement

On January 20, 2026, the Company entered into a stock purchase agreement with Covidien Group S.à r.l. (“Covidien”), a wholly owned subsidiary of Medtronic plc (together with Covidien, “Medtronic”), pursuant to which the Company issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”). The Medtronic Private Placement closed on January 22, 2026, immediately after the completion of the 2026 Public Offering, and generated gross proceeds of approximately $90.0 million, before deducting placement agent fees and estimated offering expenses.

The issuance and sale of the shares of Common Stock to Medtronic in the Medtronic Private Placement was not registered under the Securities Act and were issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective based on the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorization of management and the directors of the issuer, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2023, our management and our independent auditors identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting, which remained unremediated as of December 31, 2025. The material weaknesses identified by our management and our independent auditors relate to (i) a lack of appropriately designed, implemented and documented procedures and controls, and (ii) deficiencies in the segregation of duties.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, as a result of the material weaknesses described above.

Remediation of Previously Reported Material Weakness

 Management has initiated a remediation plan to address the material weaknesses described above. This plan includes formally documenting policies, processes, risks, and controls, and reviewing the design and operating effectiveness of key and non-key controls. Testing of operating effectiveness has commenced, and remediation actions are progressing as planned. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and strengthened month-end review procedures.

During the year ended December 31, 2025, we implemented changes to our internal control over financial reporting to remediate the material weaknesses disclosed in our prior filings. These remediation activities included enhancements to our control environment, improvements to process-level controls, and updates to documentation and oversight procedures. Management is currently validating and testing the operating effectiveness of these enhanced controls.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation plans described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for EGCs.

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

Item 9B
Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10
Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board oversees the management of the business and affairs of the Company and serves as the ultimate decision-making body of the Company, except for those matters reserved to our stockholders. Our Board oversees the Company’s management team, to whom it has delegated responsibility for the Company’s day-to-day operations. While our Board’s oversight role is broad and may concentrate on different areas from time to time, its primary areas of focus are strategy, oversight, governance and compliance, as well as assessing management.

Our Charter and Bylaws provide for a classified Board. There are three classes of directors, with each class of directors serving three-year terms that end in successive years. We currently have authorized five directors. Our Charter and Bylaws do not limit the number of terms a member may be re-elected as a director. The following table provides the names, ages and positions of our directors as of February 25, 2026.

Name	Current Position	Independent Under Nasdaq Rules	Age
Class II Directors (Terms Expiring at the 2026 Annual Meeting of Stockholders)
David St Denis	President, Director	No	57
Class III Directors (Terms Expiring at the 2027 Annual Meeting of Stockholders)
Wayne Paterson	Vice Chairman and Chief Executive Officer	No	59
David Roberts (1)(2)(3)	Director	Yes	61
Class I Director (Term Expiring at the 2028 Annual Meeting of Stockholders)
John Seaberg (1)(2)(3)	Chairman of the Board of Directors	Yes	74
Gregory Moss (1)(2)(3)	Director	Yes	42

(1)
Member of the Audit and Risk Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Nominating and Corporate Governance Committee.

Our directors bring a range of skills and experience in relevant areas, including finance strategy, marketing, Biomedical Technology, global health care, public company director experience, corporate finance and capital investment and global/international corporate experience. We believe this cross-section of capabilities enables our Board to help guide our objectives and leading corporate governance practices. More detailed biographical descriptions of each director is set forth below.

John Seaberg

John Seaberg has been Chairman of our Board since March 2017 and a director since October 2014, in each case taking into account positions held with ATPL. Additionally, Mr. Seaberg has been serving as Chair of the board of directors of Preceptis Medical Inc since 2016 and Phraxis Medical Inc since 2009. He was Executive VP at Cedar Point Capital, a broker-dealer focused on healthcare investment, from June 2015 through December 31, 2023. From 2008 until 2012, Mr. Seaberg was Chair of Synovis Inc., a Nasdaq-listed manufacturer of various medical device and bioscaffold tissue products which was acquired by Baxter, and, from 2007 until 2014, was Co-Founder, Chair and Chief Executive Officer of NeoChord Inc., a company commercializing technology developed at the Mayo Clinic for repair of the mitral valve via minimally invasive techniques. From 1996 to 2006, Mr. Seaberg served at Guidant Corp. (subsequently acquired by Boston Scientific Corp.) where he held various executive level positions, including Director of Marketing for Cardiac Rhythm Management, Vice President of Sales for Cardiac Surgery and Vice President of Sales for Cardiac Rhythm Management. In addition, Mr. Seaberg was co-Founder, President and Chief Executive Officer of ACIST Medical, from 1991 to 1995. Mr. Seaberg holds a Bachelor of Arts in Speech Communications from the University of Minnesota and an MBA from the Carlson School of Management, also at the University of Minnesota. We believe that Mr. Seaberg’s qualifications to serve as a director include his extensive finance, leadership and industry experience and his tenure as a director of the Company.

Gregory Moss

Gregory Moss has served on our Board since June 2025. Mr. Moss serves as Chief Business and Legal Officer, as well as Corporate Secretary and Chief Compliance Officer of Evommune, Inc., a clinical stage biotechnology company dedicated to chronic inflammatory diseases. Prior to Evommune, Greg served as Executive Vice President, General Counsel, and Corporate Secretary, Chief Compliance Officer at Kadmon Corporation (“Kadmon”), a biopharmaceutical company, where he led legal, compliance, and business development operations, culminating in Kadmon’s acquisition by Sanofi in 2021. Prior to joining Kadmon in 2012, Mr. Moss served as a solicitor in the corporate risk department of a large Australian law firm and as an associate at a boutique law firm and hedge fund in New York, where he focused on complex litigation and event-driven outcomes. Mr. Moss currently serves on the board of directors of Vitls, Inc. Mr. Moss earned a BA and an LLB from Macquarie University, Australia, and is a member of the Bar Associations of New York, and New South Wales, Australia, with admissions before the Supreme Court of the United States of America; Southern District of New York; Supreme Court of New South Wales, Australia; and High Court of Australia. We believe that Mr. Moss’ qualifications to serve as a director include his extensive legal, leadership and industry experience.

David St Denis

David St Denis has served as our President and as a director since March 2025. Prior to that, Mr. St Denis served as the Company’s Chief Operating Officer since July 2017, taking into account his position with ATPL. In addition, Mr. St Denis has served as the Chief Executive Officer of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, since April 2023. Mr. St Denis also served as Chief Financial Officer of v2vmedtech from April 2023 to September 2023. Prior to his appointment as Chief Operating Officer of the Company, Mr. St Denis served as Head of Commercial Operations for Europe and Canada at Merck KGaA (“Merck”), a multinational science and technology company, since 2013, and prior to that, served as Head of Operations for Emerging Markets at Merck since 2008. In addition, Mr. St Denis had held multiple leadership roles at Millennium Pharmaceuticals, Inc, now Takeda Pharmaceutical Company, from 1996 to 2006, and provided strategic consulting services to such company from 2006 to 2008. Mr. St Denis has a Bachelor of Science from the University of Connecticut, a Master of Arts from Boston University and an MBA in Global Management and International Marketing from Babson College - Franklin W. Olin Graduate School of Business. We believe that Mr. St Denis’ qualifications to serve as a director include his business experience within the industry in which the Company operates, including as the Company’s President.

Wayne Paterson

Wayne Paterson joined the Company in October 2014 as a Non-Employee Director (as defined below), and has served as the Chair of the Board from February 2016 to March 2017, the interim Chief Executive Officer commencing in May 2016, and the Chief Executive Officer since March 2017, in each case taking into account positions held with ATPL, and has served as the Vice Chairman of our Board since March 2025. Mr. Paterson commenced service as Chair of the board of directors of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, in April 2023. Prior to joining the Company, Mr. Paterson held senior positions at Merck from 2005 to 2013, including as President of Europe, Canada and Australia, President of Emerging Markets, President of Japan and President of Cardiovascular Medicine. From 1999 until 2005, Mr. Paterson served at Roche Pharmaceuticals, a multinational healthcare company, in several senior positions, including as Head of Pharmaceuticals in Roche’s South Korean operation and Head of Commercial Operations for Roche China. Mr. Paterson holds an MBA from the University of Southern Queensland and a degree in Business Studies from the Queensland University of Technology. Mr. Paterson previously served as a director of Cepheid Inc. (NASDAQ: CHPD) from April 2015 to November 2016. We believe Mr. Paterson’s qualifications to serve as a director include his service as our Vice Chairman and Chief Executive Officer, as his insight into the business and related risks and challenges facing the Company will contribute to our Board and in its understanding of our business and strategy.

David Roberts

David Roberts has served on our Board since June 2025. Mr. Roberts is currently President of LeMaitre Vascular, Inc. (NASDAQ: LMAT), a provider of devices, implants, and services for the treatment of peripheral vascular disease, which is a position he has held since 2007. He joined LeMaitre in 1997 as Vice President of Business Development and was promoted to Chief Financial Officer in 2000. Prior to LeMaitre, Mr. Roberts served as Vice President of Development for BUCA, Inc. from 1994 to 1997, and prior to that as Associate of HarbourVest Partners from 1992 to 1994. Mr. Roberts received a Bachelor of Arts in Business Economics and History from Brown University and a Master of Business Administration from the Stanford University Graduate School of Business. Mr. Roberts serves as a director of LeMaitre Vascular, Inc., Lexington Medical, Inc. and Parasole Restaurant Holdings, Inc. We believe that Mr. Roberts’ qualifications to serve as a director include his extensive finance, leadership and industry experience.

Board Committees

Our Board has three standing committees: the Audit and Risk Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is governed by a charter that is available on our website at https://anteristech.com/investors/corporate-governance.html.

Audit and Risk Committee

The members of our Audit and Risk Committee consist of Mr. Seaberg, Mr. Roberts and Mr. Moss. Mr. Roberts is the chairperson of our Audit and Risk Committee. All three members of our Audit and Risk Committee meet the requirements for independence under the current Nasdaq Marketplace Rules (the “Nasdaq Listing Rules”) and Rule 10A-3 of the Exchange Act. Each member of our Audit and Risk Committee is “financially literate” under the Nasdaq Listing Rules. In addition, our Board has determined that Mr. Roberts is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. This designation does not impose on such director any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit and Risk Committee and our Board. Our Audit and Risk Committee is directly responsible for, among other things:

•
appointing, retaining, compensating and overseeing the work of our independent registered public accounting firm;

•
assessing the independence and performance of the independent registered public accounting firm;

•
reviewing with our independent registered public accounting firm the scope and results of the firm’s annual audit of our financial statements;

•
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the financial statements that we will file with the SEC;

•
pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•
reviewing policies and practices related to risk assessment and management;

•
reviewing our accounting and financial reporting policies and practices and accounting controls, as well as compliance with legal and regulatory requirements;

•
reviewing, overseeing, approving, or disapproving any related-person and related-party transactions;

•
reviewing with our management the scope and results of management’s evaluation of our disclosure controls and procedures and management’s assessment of our internal control over financial reporting, including the related certifications to be included in the periodic reports we will file with the SEC;

•
establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters, or other ethics or compliance issues;

•
reviewing reports from our management and our independent registered public accounting firm on the effectiveness of internal control, risk management systems and management of material business risks;

•
establishing and reviewing our risk management framework, including the risk profile developed by our management covering material risks to our business;

•
reviewing and assessing the effectiveness of our internal controls, policies, programs, guidelines and procedures making up our risk management framework and reporting systems, including in light of any material breakdowns and reports from our management on new or emerging sources of risk; and

•
reviewing with our management and recommending to our Board additional or material amendments to our risk management reporting and governance policies.

Compensation Committee

The members of our Compensation Committee consist of Mr. Seaberg, Mr. Moss and Mr. Roberts. Mr. Seaberg is the chairperson of our Compensation Committee. Each of Mr. Seaberg, Mr. Moss and Mr. Roberts is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current Nasdaq Listing Rules. Our Compensation Committee is responsible for, among other things:

•
reviewing and approving the compensation of our executive officers, including reviewing and approving corporate goals and objectives with respect to compensation;

•
administering our equity incentive plans;

•
reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans;

•
reviewing and recommending that our Board approve compensation for our non-employee board members; and

•
establishing and reviewing general policies relating to compensation and benefits for our employees.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee consist of Mr. Seaberg, Mr. Moss and Mr. Roberts. Mr. Seaberg is the chairperson of our Nominating and Corporate Governance Committee. Mr. Seaberg, Mr. Moss and Mr. Roberts meet the requirements for independence under the current Nasdaq Listing Rules. Our Nominating and Corporate Governance Committee is responsible for, among other things:

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

The Nominating and Corporate Governance Committee considers all candidates equally. The Nominating and Corporate Governance Committee reviews the background and qualifications of each nominee to ensure that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds (taking into account the enhanced independence, financial literacy and financial expertise standards that may be required under law, Nasdaq rules or the 4th Edition of the ASX Corporate Governance Council’s Corporate Governance Principles and Recommendations (“ASX Operating Rules”).

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

Board Leadership Structure

The current Chairman of our Board is John Seaberg, who is an independent director under the Nasdaq Listing Rules and for the purposes of the ASX Operating Rules. The roles of Chairman of our Board and Chief Executive Officer are separate. Our Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer allows our Chief Executive Officer to focus primarily on our business strategy, operations, and corporate vision.

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

Board and Committee Meetings and Attendance

Directors are expected to make every effort to attend all meetings of our Board and all meetings of the committees on which they serve. During fiscal year ended December 31, 2025, our Board had 8 Board meetings, our Audit and Risk Committee had 4 meetings, our Nominating and Corporate Governance Committee had no meetings and our Compensation Committee had 5 meetings. During such period, each member of our Board attended at 100% of all Board and relevant committee meetings held during the period in which such director served.

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

Executive Officers

The following table sets forth as of February 25, 2026, the names and ages of our executive officers, who also constitute our NEOs for 2025. Biographies for each executive officer that is not a director are included below the table. There are no family relationships between the executive officers or between any director and any executive officer.

Name	Age	Position
Wayne Paterson	59	Vice Chairman and Chief Executive Officer
David St Denis	57	President, Director (former Chief Operating Officer)
Matthew McDonnell	53	Chief Financial Officer

Matthew McDonnell

Matthew McDonnell served as ATPL’s Chief Financial Officer from November 2018 and, following the Reorganization, now holds the role of Chief Financial Officer of the Company. He is also the Chief Financial Officer of v2vmedtech, which we consider to be a VIE and consolidate in our financial statements, since September 2023. Prior to his appointment as Chief Financial Officer of ATPL, Mr. McDonnell worked for KPMG, a global professional services firm, for over 24 years, where he held several senior positions, including 10 years as a partner. He has a broad range of industry experience and corporate governance acumen, having delivered audit, accounting, and advisory services to a broad range of sectors. During his time at KPMG, Mr. McDonnell worked in Australia covering the financial services, transport, industrial markets, health, childcare and energy industries. He has experience in restructurings, acquisitions, divestments, privatizations and other significant financial transactions. Mr. McDonnell also served as a director of the State Library of Queensland where he was the Chair of the Audit and Risk Management Committee for eight years. Mr. McDonnell holds a Bachelor of Economics from Macquarie University, Australia. He is an Associate of Chartered Accountants in Australia and New Zealand, a Fellow of the Financial Services Institute of Australasia and a Member of the Australian Institute of Company Directors.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025, our Non-Employee Directors (as defined below), Messrs. Seaberg, Denaro, Roberts and Moss, each served as a member of the Compensation Committee. Mr. Denaro served on the Compensation Committee until his resignation from the Board in December 2025, and Mr. Moss was appointed to the Compensation Committee following his appointment to the Board in June 2025. Other than Mr. Denaro, no member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers currently serve, or in the past fiscal year has served, as a member of our Board and on the compensation committee of any other entity that has one or more of its executive officers serving on our Board or Compensation Committee.

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

Delinquent Section 16(a) Reports

The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock. The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Exchange Act, as amended, on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year 2025.

Item 11
Executive Compensation

The following is a discussion of compensation arrangements of our NEOs. As an EGC as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Named Executive Officers

The following table sets forth as of January 1, 2026, the names and ages of our executive officers, who also constitute our named NEOs for 2025. Biographies for each executive officer that is not a director, are included below the table. There are no family relationships between the executive officers or between any director and any executive officer.

Name	Age	Position
Wayne Paterson	59	Vice Chairman and Chief Executive Officer
Matthew McDonnell	53	Chief Financial Officer
David St Denis	57	President, Director (former Chief Operating Officer)

Matthew McDonnell

Matthew McDonnell served as ATPL’s Chief Financial Officer from November 2018 and, following the Reorganization, now holds the role of Chief Financial Officer of the Company. He has also served as the Chief Financial Officer of v2vmedtech since September 2023, which we consider to be a VIE and consolidate in our financial statements. Prior to his appointment as Chief Financial Officer of ATPL, Mr. McDonnell worked for KPMG, a global professional services firm, for over 24 years, where he held several senior positions, including 10 years as a partner. He has a broad range of industry experience and corporate governance acumen, having delivered audit, accounting, and advisory services to a broad range of sectors. During his time at KPMG, Mr. McDonnell worked in Australia covering the financial services, transport, industrial markets, health, childcare and energy industries. He has experience in restructurings, acquisitions, divestments, privatizations and other significant financial transactions. Mr. McDonnell also served as a director and Chair of the Audit and Risk Management Committee of the State Library of Queensland for eight years. Mr. McDonnell holds a Bachelor of Economics from Macquarie University, Australia. He is an Associate of Chartered Accountants in Australia and New Zealand, a Fellow of the Financial Services Institute of Australasia and a Member of the Australian Institute of Company Directors.

2025 Summary Compensation Table

The following table and related footnotes provide information concerning the compensation of our NEOs for each of the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)(2)	Option awards ($)(2)	Nonequity incentive plan compensation(3)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)(4)	Total ($)
Wayne Paterson	2025	734,598	—	4,460,000	—	896,100	—	40,403	6,131,101
Vice Chairman and Chief Executive Officer	2024	696,389	125,000	—	1,461,423	725,000	—	35,533	3,043,345
David St Denis	2025	479,156	—	—	—	469,680	—	33,069	981,905
President and Former Chief Operating Officer	2024	450,000	50,000	3,000,000	—	380,000	—	34,596	3,914,596
Matthew McDonnell	2025	264,379	—	—	—	176,826	—	16,147	457,352
Chief Financial Officer	2024	267,432	50,000	499,998	—	158,757	—	24,471	1,000,658

(1)
The amounts represent the actual salary paid during the fiscal year. Variances from the prior year are due to (i) timing of base salary adjustments effective December 16, 2024, (ii) movements in annual leave accruals and payouts, and (iii) foreign exchange fluctuations, where applicable. Base salary rates for each NEO did not otherwise change during the fiscal year. The amounts reported in this column for Mr. McDonnell for 2025 and 2024 are presented in USD using exchange rates which averaged over the relevant year to approximately A$1.00 to $0.64 and A$1.00 to $0.65, respectively.

(2)
The amounts reported represent the aggregate grant date fair value for the stock and option awards granted in 2025 and 2024, each computed in accordance with FASB ASC Topic 718. Please refer to note 15 to the company’s consolidated financial statements in this Annual Report on Form 10-K for a description of the assumptions made in the valuation of stock and option awards under FASB ASC Topic 718. For fiscal year 2025, the “Stock Awards” column reflects the grant date fair value of an award (contingently granted on December 16, 2024) of 1,000,000 restricted stock units granted on December 3, 2025 after stockholder approval received on the same date.

(3)
The non-equity incentive plan compensation bonus for Mr. McDonnell, which has been accrued at year-end, has been translated using the spot exchange rate, which was approximately A$1.00 to $0.67.

(4)
The amounts disclosed as “all other compensation” set out above for Messrs. Paterson and St Denis for 2025 reflects amounts related to health and other benefit related payments in the amounts of $25,209 for Mr. Paterson and $25,065 for Mr. St Denis and the Company’s 401(K) match in the amounts of $10,500 for Mr. Paterson and $6,807 for Mr. St Denis. The amount disclosed as “all other compensation” set out above for Mr. McDonnell for 2025 reflects $15,563 of superannuation payments. All such payments to Mr. McDonnell are presented in USD using exchange rates prevailing at the dates of the transactions, which averaged over the year to approximately A$1.00 to $0.66.

Employment Agreements

We have entered into employment agreements with each of our NEOs. The material terms of the employment agreements are described below.

Under the terms of Mr. Paterson’s executive employment agreement, which became effective on December 16, 2024 (the “Paterson Agreement”), Mr. Paterson serves as the Chief Executive Officer of the Company and on our Board as Vice Chairman. Mr. Paterson’s base salary is $725,000, subject to annual review by our Board for increase. Mr. Paterson is also entitled to receive an annual incentive bonus with a target opportunity of up to 100% of his base salary, a long-term incentive compensation award with a total target fair value of $6,000,000 in connection with the Company’s IPO, and, starting with the 2026 calendar year, annual long-term incentive compensation awards, which will be granted in 2026 and will vest based upon future service and/or performance after the grant date, with a total target grant value of $4,000,000 subject to approval by stockholders in accordance with the rules of the ASX. The Paterson Agreement may be terminated by the Company without “cause” or by Mr. Paterson without “good reason” (as each term is defined in the Paterson Agreement) upon six months’ written notice to the other party or by Mr. Paterson for “good reason” by giving notice to the Company of the existence of a “good reason” trigger within sixty days of its occurrence, the Company failing to cure the trigger within the following thirty days, and Mr. Paterson terminating his employment within thirty days of the end of the cure period. If the Company terminates Mr. Paterson’s employment without “cause” or Mr. Paterson terminates employment for “good reason,” Mr. Paterson will receive the following compensation and benefits, subject to his executing and not revoking a release of claims against the Company and its affiliates: the Company will continue to pay Mr. Paterson his base salary for twelve months, Mr. Paterson will be entitled to receive a pro-rata portion of his annual bonus for the year of termination based on actual achievement of the applicable performance metrics, any outstanding equity awards that vest solely based on continuous service will be earned on a pro-rata basis, and any outstanding performance-based equity awards will be earned on a pro-rata basis, subject to the achievement of the applicable performance metrics, and the Company will reimburse Mr. Paterson for COBRA premium payments for twelve months (or until Mr. Paterson becomes eligible for coverage under another medical plan, whichever occurs first). Mr. Paterson will also be entitled to participate in the Company’s employee benefit plans, programs and policies for senior executives. The Paterson Agreement includes customary non-competition, non-solicitation, intellectual property, and confidentiality provisions.

Mr. St Denis’ executive employment agreement, which became effective on December 16, 2024 (the “St Denis Agreement”) provides for Mr. St Denis’ service as the Chief Operations Officer of the Company. Effective March 5, 2025, Mr. St Denis was appointed as our President and a member of our Board. Pursuant to the St Denis Agreement, Mr. St Denis’ base salary is $475,000, subject to annual review by the Company for increase. Mr. St Denis is also entitled to receive an annual incentive bonus with a target opportunity of up to 80% of his base salary, and, starting with the 2026 calendar year, annual long-term incentive compensation awards, which will be granted in 2026 and will vest based upon future service and/or performance after the grant date, with a total target grant value of $2,000,000 subject to approval by stockholders in accordance with the rules of the ASX. The St Denis Agreement also provided for a long-term incentive compensation award with a total target fair value of $3,000,000 in connection with the Company’s IPO. The St Denis Agreement may be terminated by the Company without “cause” or by Mr. St Denis upon three months’ written notice to the other party. If the Company terminates Mr. St Denis’ employment without “cause”, subject to Mr. St Denis executing and not revoking a release of claims against the Company and its affiliates, the Company will continue to pay Mr. St Denis his base salary for nine months and will reimburse Mr. St Denis for COBRA premium payments for nine months (or until Mr. St Denis becomes eligible for coverage under another medical plan, whichever occurs first). Mr. St Denis is also provided a cellphone and is entitled to participate in the Company’s employee benefit plans, programs and policies for senior executives. The St Denis Agreement includes customary non-competition, non- solicitation, intellectual property, and confidentiality provisions.

Under the terms of Mr. McDonnell’s executive employment agreement, which became effective on December 16, 2024 and which supersedes and replaces all prior agreements related to Mr. McDonnell’s employment (the “McDonnell Contract”), Mr. McDonnell serves as the Chief Financial Officer of the Company. Mr. McDonnell’s base salary is $254,334 (A$380,000), converted using the spot exchange rate of approximately A$1.00 to $0.67 on December 31, 2025 and excluding superannuation. Mr. McDonnell is entitled to contributions to defined contribution plans (superannuation) at 12.5% (previously 12.0%) of the annual eligible compensation (post July 1, 2025) subject to certain contribution caps. Mr. McDonnell is also entitled to receive an annual incentive bonus of up to 60% of his base salary, and, starting with the 2026 calendar year, annual long-term incentive compensation awards, which will be granted in 2026 and will vest based upon future service and/or performance after the grant date, with a total target grant value of $500,000. The McDonnell Contract also provided for a long-term incentive compensation award with a total target fair value of $500,000 in connection with the Company’s IPO. Either party may terminate the employment relationship generally upon three months’ written notice to the other party. The McDonnell Contract includes non-competition, non-solicitation, intellectual property, and confidentiality provisions.

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

2025 STI Bonuses

The NEOs’ 2025 short-term incentive (“STI”) bonus performance targets were based on a percentage of their base salaries with the actual incentive dependent on certain company and individual performance conditions being satisfied. 2025 STI targets were based on a combination of financial, capital and strategic objectives. These included adjusted EBITDA (earnings before interest, tax, depreciation and amortization), a capital position target including capital transaction(s), and achievement of key strategic objectives. The strategic objectives for 2025 included milestones related to the approval and enrollment of the Global Pivotal Registration Trial, as well as share‑price performance.

Name	Principal Position	2025 Target STI Bonus %
Wayne Paterson	Vice Chairman and Chief Executive Officer	100% of base salary
David St Denis	President, Director (former Chief Operating Officer)	80% of base salary
Matthew McDonnell	Chief Financial Officer	60% of base salary

In early 2026, the Compensation Committee reviewed performance against the 2025 STI performance targets and considered the results achieved during the year, including significant operational and strategic progress. In particular, the Committee considered Mr. Paterson’s significant leadership role and achievements in advancing capital‑related matters during 2025 and for the significant contributions of Messrs. Paterson and St Denis in advancing and initiating the Global Pivotal Registration Trial. Based on this assessment, Messrs. Paterson and St Denis were each awarded an STI bonus equal to 120% of their respective target 2025 STI opportunity.  Mr. McDonnell was awarded an STI bonus equal to 100% of his target 2025 STI opportunity, in each case payable in March 2026 based on the salary levels in effect at the time of payment.

Policies and Practices Related to the Grant of Certain Equity Awards

The Compensation Committee approves equity awards granted to the NEOs on or before the grant date. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such equity awards, which, for our CEO, are also subject to approval by our stockholders in accordance with the requirements of the ASX. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. In 2025, we did not award any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

In connection with our IPO in 2024, priced at $6.00 per share, each NEO received an award of restricted stock units under the Equity Plan (as defined below), which vests annually over a three-year period. Vesting of such awards will accelerate upon a termination of employment following a change in control. The NEOs received the following number of restricted stock units: Mr. Paterson, 1,000,000; Mr. St Denis, 500,000; and Mr. McDonnell, 83,333. Because Mr. Paterson’s restricted stock units were subject to stockholder approval, his award is considered granted for purposes of this disclosure on December 3, 2025 following approval by stockholders. No equity awards were otherwise granted to the NEOs in 2025.

Equity Compensation Plans

The Company has two historic long-term incentive plans from which no further options or awards will be issued, which were assumed by the Company in connection with the Reorganization:

●
the Admedus Ltd (now known as “n/k/a” ATGC) Employee Long Term Incentive Plan (the “2017 Incentive Plan”), which was approved by stockholders in November 2017; and

●
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

Number of Authorized Shares

The aggregate number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) which may be issued or transferred pursuant to awards granted under the Equity Plan will not exceed, in the aggregate, 5,163,023 shares of Common Stock (the “Share Limit”). The Share Limit will be increased by 5% of the total number of issued and outstanding shares of Common Stock on a fully-diluted basis on the last day of the preceding fiscal year on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan. The aggregate number of shares of Common Stock actually issued or transferred by the Company upon the exercise of incentive stock options (if such awards are able to be granted) will not exceed 4,312,777 shares of Common Stock, which limit will increase by 3% of the total number of issued and outstanding shares of Common Stock at the consummation of the IPO on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan.

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

Any references in the Equity Plan and this summary to “shares of Common Stock” may be read as a reference to CDIs or shares of Common Stock as the context reasonably requires, unless the contrary intention is expressly stated in the Equity Plan.

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

Types of Awards under the Equity Plan

The Equity Plan authorizes the Administrator to grant awards, individually or collectively, to recipients in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

●
Option rights;

●
Appreciation rights;

●
Restricted stock;

●
RSUs;

●
Cash incentive awards;

●
Performance shares;

●
Performance units (“PSUs”); and

●
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

Term of Equity Plan

The Equity Plan became effective in connection with the pricing of the IPO and will continue in effect until terminated through a resolution by our Board, provided that the termination of the Equity Plan will not affect awards then outstanding, and the terms and conditions of the Equity Plan shall continue to apply to such awards. No grant will be made under the Equity Plan on or after the tenth anniversary of the effective date of the Equity Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2025:

	Option awards					Stock awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($) (2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Wayne Paterson	14,358	—	—	23.56	12/31/2027	—	—
	31,890	—	—	3.76	5/15/2029	—	—
	41,222	—	—	6.04	6/13/2027	—	—
	258,778	—	—	8.25	6/13/2027	—	—
	466,666	233,334(3)	—	15.28	9/15/2028	—	—
	100,000	200,000(4)	—	14.64	6/19/2029	—	—
	—	—	—	—	—	666,667(6)	3,326,668
David St Denis	5,430	—	—	23.56	12/31/2027	—	—
	60,000	—	—	5.65	9/23/2026	—	—
	200,000	—	—	8.25	6/13/2027	—	—
	—	—	—	—	—	700,000(5)	384,568
	—	—	—	—	—	333,334(6)	1,663,337
Matthew McDonnell	2,001	—	—	4.55	7/12/2029	—	—
	60,000	—	—	5.94	9/23/2026	—	—
	50,000	—	—	8.67	6/13/2027	—	—
	—	—	—	—	—	116,668(7)	16,969
	—	—	—	—	—	55,556(6)	277,224

(1)
Stock awards include awards granted under the Share Price Performance Plan (“SPP Units”) and restricted stock units. NEOs who hold SPP Units may receive cash post-vesting that is based on positive increases in the price of the Company’s Common Stock from the base price specified at grant date.
(2)
All options held by Mr. McDonnell are issued in AUD. The exercise prices and share price hurdles have been translated using the year-end spot exchange rate as of December 31, 2025, which was approximately A$1.00 to $0.67.
(3)
Options vest in full on September 15, 2026, subject to Mr. Paterson’s continued employment through the vesting date.
(4)
Options vest in substantially equal installments on June 19, 2026 and June 19, 2027, subject to Mr. Paterson’s continued employment through each vesting date.
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
(6)
Restricted stock units vest in substantially equal installments on December 16, 2026 and December 16, 2027, subject to the NEO’s continued employment through such vesting dates.
(7)
SPP Units vest on September 13, 2026, subject to Mr. McDonnell’s continued employment through such vesting dates.

Retirement Plan

Australian employees are entitled to contributions to defined contribution plans (superannuation) at 12.5% of the participant’s annual eligible gross salary and wages (post July 1, 2025) subject to certain contribution caps. The rate has increased by 0.5% annually for the past four years. U.S. employees receive 3% of gross income as an employer contribution limited by the eligible compensation threshold.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Health Benefit Plan

The Company provides a health benefit plan to U.S.-based NEOs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the amounts of securities authorized for issuance under our compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	3,527,547	(1)	$12.31	—
Equity compensation plans not approved by security holders (3)	1,029,851	(4)	$3.63	2,610,662	(5)
Total	4,557,398		$12.14	2,610,662

(1)
Reflects 29,646 options outstanding under the 2017 Incentive Plan, 676,751 options outstanding under the 2020 Incentive Plan, and 1,909,748 options outstanding which were granted to directors pursuant to ATPL stockholder approval. Such plans and outstanding options were assumed by the Company in 2024. The balance also includes 911,402 RSUs granted to directors and approved by stockholders in December 2025.
(2)
The weighted-average exercise price relates to outstanding options. The Company’s outstanding restricted stock units have no exercise price.
(3)
See “Anteris Technologies Global Corp. Equity Incentive Plan” above for a description of the material features of the Equity Plan.
(4)
Reflects restricted stock units and options outstanding under the Equity Plan.
(5)
Consists of 2,610,662 shares of Common Stock available under the Equity Plan. In general, the aggregate share limit under the Equity Plan will be automatically increased by 5% of the total number of issued and outstanding shares of Common Stock on a fully-diluted basis on the last day of the preceding fiscal year on the first day of each fiscal year, for a period of ten years commencing in the first fiscal year following the effective date of the Equity Plan.

2025 Director Compensation

The following table and related footnotes show the compensation paid to the then-current members of our Board other than Mr. Paterson, who served as our Chief Executive Officer during 2025, and Mr. St Denis, who served as our President during 2025 (such directors, the “Non-Employee Directors”) during the last completed fiscal year. Dr. Gu resigned from the Board effective as of June 5, 2025 and Mr. Denaro resigned from the Board effective December 13, 2025. Mr. Roberts and Mr. Moss were appointed to the Board effective June 7, 2025. Where applicable, the table includes compensation paid to our Non-Employee Directors in their capacities as directors of the Company during the last completed fiscal year.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation(3)	Total ($)
John Seaberg	154,500	621,662	—	—	—	1,152	777,314
Stephen Denaro (4)	115,895	310,826	—	—	—	9,901	436,622
Wenyi Gu	30,301	—	—	—	—	3,665	33,966
David Roberts	37,227	296,871	—	—	—	—	334,098
Gregory Moss	32,475	296,871	—	—	—	—	329,346

(1)
As of December 31, 2025, our Non-Employee Directors held the following outstanding restricted stock unit (RSU) awards: Mr. Seaberg – 111,609; Mr. Roberts – 66,563; and Mr. Moss - 66,563. During 2025, Mr. Seaberg’s 27,777 RSUs vested and were settled into 27,777 shares of Common Stock. Mr. Denaro and Dr. Gu did not have any outstanding restricted stock unit awards as of December 31, 2025.

(2)
As of December 31, 2025, our Non-Employee Directors held the following outstanding option awards: Mr. Seaberg – 80,000 options exercisable at $8.25, 157,500 options exercisable at $15.28, and 75,000 options exercisable at $14.64; Mr. Denaro – 40,000 options exercisable at $8.67, 80,500 options exercisable at $16.06, and 50,000 options exercisable at $15.39; and Dr. Gu – 80,500 options exercisable at $16.06; Neither Mr. Roberts or Mr. Moss had any outstanding stock option awards as of December 31, 2025. The exercise prices of options held by the Australian directors, which are designated in AUD, have been converted using the year-end spot exchange rate as of December 31, 2025, which was approximately A$1.00 to $0.67.

(3)
The amounts in this column are presented in USD using the average exchange rate for the fiscal year ended December 31, 2025, which was approximately A$1.00 to $0.64. All other compensation amounts relate to superannuation entitlements.

(4)
Mr. Denaro resigned from the Board effective December 13, 2025. In accordance with the terms of the Equity Plan, all unvested RSUs granted to Mr. Denaro during 2025 were forfeited upon his resignation. Accordingly, although the grant‑date fair value of these RSUs is reported in the Director Compensation Table above, Mr. Denaro did not ultimately realize any value from these awards.

Non-Employee Director Compensation Policy

We have adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) to provide for the compensation of non-employee directors for service on our Board. Each non-employee director receives an annual cash retainer for their service in each position as denoted below, each of which is payable in twelve equal monthly installments and is prorated for any portion of a month that a non-employee director is not serving in such position on our Board. Non-employee directors’ annual cash retainers are determined within an aggregate directors’ fee pool limit, which is periodically recommended for approval by stockholders and stands at $2 million per annum, unless increased by approval of stockholders. The 2025 annual cash retainers for each applicable position were:

Non-Executive Board Chair*	$154,500
Board Member	$46,350
Lead Independent Director (if appointed)	$25,750
Audit Committee Chair**	$20,600
Compensation Committee Chair**	$15,450
Nominating & Governance Committee Chair**	$10,300
Audit Committee Member	$10,300
Compensation Committee Member	$7,725
Nominating & Governance Committee Member	$5,150

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

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our Common Stock (including our CDIs), as of February 25, 2026 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our Common Stock (including our CDIs); each of our NEOs; each of our directors; and all of our executive officers and directors as a group. The table also sets out the names of all persons (to the best of our knowledge) who have disclosed pursuant to the Corporations Act 2001 (Cth) or in filings made with the SEC that they are “substantial shareholders” of our company and carry 5% or more of the voting rights attached to our issued securities.

Unless otherwise indicated in the table or the related notes thereto, the address for each person named in the table is c/o Anteris Technologies Global Corp. 860 Blue Gentian Road, Suite 340, Eagan, Minnesota 55121.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)		Percentage (2)
Directors and NEOs
J. Seaberg	257,487	(3)	*
W. Paterson	1,115,975	(4)	1.1%
D. Roberts	-		*
G. Moss	-		*
D. St Denis	366,512	(5)	*
M. McDonnell	139,778	(6)	*
All directors and executive officers as a group (six persons)	1,879,752		1.9%

5%+ Stockholders
L1 Capital Pty Ltd	13,219,814	(7)	13.6%
Medtronic plc	15,652,173	(8)	16.1%

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

(2)
Percentage of ownership is based on 97,232,054 shares of Common Stock issued and outstanding as of February 25, 2026 (including shares of Common Stock represented by CDIs). Shares of Common Stock underlying options, RSUs or warrants exercisable within 60 days of February 25, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Reflects 47,487 shares of Common Stock and 210,000 options to acquire 210,000 shares of Common Stock exercisable within 60 days of February 25, 2026.

(4)
Reflects 203,061 shares of Common Stock and 912,914 options to acquire 912,914 shares of Common Stock exercisable within 60 days of February 25, 2026.

(5)
Reflects 101,082 shares of Common Stock and 265,430 options to acquire 265,430 shares of Common Stock exercisable within 60 days of February 25, 2026.

(6)
Reflects 27,777 shares of Common Stock held directly by Mr. McDonnell and 112,001 options to acquire 112,001 shares of Common Stock exercisable within 60 days of February 25, 2026 held by Quadroo Pty Ltd, as Trustee for the McDonnell Family Trust. Mr. McDonnell and his spouse serve as directors of Quadroo Pty Ltd and share voting and investment power over such shares.

(7)
Represents shares of Common Stock beneficially owned by L1 Capital Pty Ltd, as of January 22, 2026, as reported on the Schedule 13G/A filed by L1 Capital Pty Ltd with the SEC on February 5, 2026. The address for L1 Capital Pty Ltd is Level 45, 101 Collins Street, Melbourne, VIC 3000 Australia.

(8)
Represents shares of Common Stock beneficially owned by Medtronic plc (“Medtronic”) and Covidien Group S.à r.l. (“Covidien”), a wholly owned subsidiary of Medtronic, as of January 22, 2026, as reported on the Schedule 13D filed by Medtronic on January 29, 2026. The address for Medtronic is Building 2, Parkmore Business Park West, Galway, Ireland. The address for Covidien is Ground Floor, Espace Monterery, 40 Av Monterey, L-2163 Luxembourg.

Australian Disclosure Requirements

In addition to the Company’s primary listing on Nasdaq, our shares of Common Stock are also quoted in the form of CDIs on the ASX and trade under the ticker symbol “AVR”. As part of our ASX listing, we are required to comply with the various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules (where that information has not been provided elsewhere in this Form 10-K).

Issued capital

As of January 31, 2026, the Company’s issued equity instruments consisted of:

•
81,410,333 shares of Common Stock quoted held by 26 stockholders of record on Nasdaq (CDI holder not included);

•
15,821,721 CDIs held by CHESS Depositary Nominees Pty Limited (the “Depositary Nominee”) on behalf of 3,510 stockholders, which are quoted on the ASX;

•
5,385,000 unquoted warrants which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of Common Stock (including in certain cases in the form of CDIs) held by 59 holders; and

•
2,668,729 unquoted unlisted options which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of Common Stock (including in certain cases in the form of CDIs) held by 102 holders; and

•
1,882,553 unquoted restricted stock units (“RSUs”) which entitle the holders of those securities, upon completion of the service period, to be issued shares of Common Stock (including in certain cases in the form of CDIs) held by 147 holders.

As of January 31, 2026, the Company did not have any restricted securities (within the meaning of the ASX Listing Rules) that are on issue or any securities subject to voluntary escrow that are on issue.

Jurisdiction of Incorporation and Restrictions on the Acquisition of Securities

The Company is incorporated in the State of Delaware in the United States of America. As a foreign company registered in Australia, the Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) dealing with the acquisition of its shares (including substantial holdings and takeovers).

Under the Delaware General Corporation Law (the “DGCL”), our Common Stock are generally freely transferable, subject to restrictions that may be imposed by United States federal or state securities laws, by our Charter or Bylaws or by an agreement binding on our stockholders. The Charter and Bylaws do not impose any specific restrictions on the transfer of our Common Stock. Transfers of the Common Stock will be made only on the transfer books or by a transfer agent designated to transfer the Common Stock. Provisions of the DGCL, the Certificate of Incorporation and the Bylaws could make it more difficult to acquire us by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions could discourage certain types of coercive takeover practices and takeover bids that our Board may consider inadequate and encourage persons seeking to acquire control of our Company to first negotiate with the Board.

Australian Corporate Governance Statement

The Board and our management are committed to achieving and demonstrating the highest standards of corporate governance. We have reviewed our corporate governance practices against the ASX Operating Rules published by the ASX Corporate Governance Council. Our Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether we follow those recommendations.

The Corporate Governance Statement reflects our corporate governance practices in place throughout the financial year. A description of the Group’s current corporate governance practices is set out in our Corporate Governance Statement, which can be viewed at https://anteristech.com/investors/corporate-governance.html.

Our most recent Corporate Governance Statement, dated February 26, 2026 and approved by the Board remains accurate as of the date of this Form 10-K. The Corporate Governance Statement is not incorporated by reference herein.

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

Warrants and unquoted options convert into a fixed number of shares of Common Stock or CDIs on various dates in accordance with their respective terms. Each warrant and option carries a specified exercise price and expiration date. Options may be cancelled if the applicable vesting conditions are not satisfied. Holders of warrants and unquoted options have no voting rights and are not entitled to vote at our annual or special meetings of stockholders.

RSUs convert into a fixed number of shares of Common Stock or CDIs upon the satisfaction of the applicable vesting conditions. RSUs may be cancelled if the applicable vesting conditions are not satisfied. Holders of RSUs have no voting rights and are not entitled to vote at our annual or special meetings of stockholders.

Twenty Largest Holders as of January 31, 2026

Below is a statement of the 20 largest holders of shares of Common Stock and CDI holders, the number and percentage of shares of Common Stock held by those holders, and the percentage of shares of Common Stock (including that are held as both Common Stock or CDIs), based on the Company’s registers at January 31, 2026.

Common Stock, excluding CDIs

Rank	Name	Shares of Common Stock	Percentage of Common Stock Outstanding (1)
1	CEDE & CO	63,039,376	64.8%
2	COVIDIEN GROUP S.À R.L.	15,652,173	16.1%
3	ADAR1 PARTNERS LP	710,205	0.7%
4	LYTTON-KAMBARA FOUNDATION	612,244	0.6%
5	NANTAHALA CAPITAL PARTNERS LIMITED PARTNERSHIP	340,297	0.3%
6	BLACKWELL PARTNERS LLC SERIES A	232,663	0.2%
7	AMEDAN PTY LTD	224,280	0.2%
8	ADAR1 SPV I LP	204,081	0.2%
9	SPEARHEAD INSURANCE SOLUTIONS IDF LLC SERIES ADAR1	106,122	0.1%
10	MLAD HOLDINGS PTY LTD <A/C MLAD SUPER FUND>	73,416	0.1%
11	NCP RFM LP	39,284	0.0%
12	DANIEL WEE KANG CHIEW	37,801	0.0%
13	AGSC CAPITAL PTY LTD <A/C AGSC CAPITAL INVESTMENT>	30,594	0.0%
14	AMELIA WEE LYNN CHIEW	20,650	0.0%
15	WAYNE GEOFFREY PATERSON	20,334	0.0%
16	LUCY IK CHIW LAU	15,446	0.0%
17	CHEE HIEN CHIEW	12,890	0.0%
18	NIGEL DOUGLAS WILLIAMS	10,000	0.0%
19	BRENT CHRISTOPHER MARRS	9,000	0.0%
20	ASHLEY JAMES COLE	8,069	0.0%
	Total	81,398,925
	Remaining Common Stock Holders	11,408
	Total Common Stock	81,410,333

(1) Percentage of ownership is based on 97,232,054 shares of Common Stock issued and outstanding as of January 31, 2026 (including shares of Common Stock represented by CDIs).

CDIs

Rank	Name	Shares of CDI	Percentage of Common Stock Outstanding (1)
1	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED - A/C 2	4,743,359	4.9%
2	CITICORP NOMINEES PTY LIMITED	1,666,217	1.7%
3	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	589,599	0.6%
4	MR PATRICK CHEW	427,797	0.4%
5	BNP PARIBAS NOMINEES PTY LTD <IB AU NOMS RETAILCLIENT>	246,779	0.3%
6	MUTUAL TRUST PTY LTD	230,892	0.2%
7	THROUGH2 INVESTMENTS PTY LTD <THROUGH2 SUPER FUND A/C>	160,000	0.2%
8	MR DANIEL BERNARD CLOUGH	130,000	0.1%
9	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED <GSCO CUSTOMERS A/C>	128,335	0.1%
10	MDM LEBY HWANG	128,000	0.1%
11	MR DAVID LAMM	107,100	0.1%
12	BNP PARIBAS NOMS PTY LTD	92,805	0.1%
13	MR ROGER ANTHONY PIERCE	82,050	0.1%
14	BUTTONWOOD NOMINEES PTY LTD	80,103	0.1%
15	JAMBER INVESTMENTS PTY LIMITED <THE AMBER SCHWARZ FAM A/C>	78,288	0.1%
16	J P MORGAN NOMINEES AUSTRALIA PTY LIMITED	75,227	0.1%
17	SUPERIOR COATINGS (AUST) PTY LTD	75,000	0.1%
18	GAVJUL PTY LTD <MISSCA SUPER FUND A/C>	73,000	0.1%
19	MR JEE HOH CHIEW	68,000	0.1%
20	MR EDWARD JOHN BROOK + MR EDWARD ALFRED BROOK <EDWARD BROOK SUPER FUND A/C>	67,700	0.1%
	Total	9,250,251
	Remaining CDI Holders	6,571,470
	Total Common Stock held with CDI shares	15,821,721

(1) Percentage of ownership is based on 97,232,054 shares of Common Stock issued and outstanding as of January 31, 2026 (including shares of Common Stock represented by CDIs).

Significant Unquoted Equity Holders (>20%) at January 31, 2026

As of January 31, 2026, no holder owned 20% or more of the warrants, unlisted options, or RSUs, other than holders which acquired securities under an employee incentive scheme.

Distribution of Common Stock and CDI Holders at January 31, 2026

Below is a distribution schedule of the number of holders of Common Stock and CDIs, categorized by the size of their holdings, based on the Company’s registers as of January 31, 2026.

Common Stock

Range	Number of Holders of Record	Shares of Common Stock	Percentage of Common Stock Outstanding (1)
1 – 1,000	3	968	0.0%
1,001 – 5,000	4	10,440	0.0%
5,001 - 10,000	3	27,069	0.0%
10,001 - 100,000	8	250,415	0.3%
100,001 and over	8	81,121,441	83.4%
Total	26	81,410,333

(1) Percentage of ownership is based on 97,232,054 shares of Common Stock issued and outstanding as of January 31, 2026 (including shares of Common Stock represented by CDIs).

CDIs

Range	Number of Holders of Record	Shares of CDI	Percentage of Common Stock Outstanding (1)
1 – 1,000	2,566	708,737	0.7%
1,001 – 5,000	649	1,541,640	1.6%
5,001 - 10,000	128	945,109	1.0%
10,001 - 100,000	156	4,068,157	4.2%
100,001 and over	11	8,558,078	8.8%
Total	3,510	15,821,721

(1) Percentage of ownership is based on 97,232,054 shares of Common Stock issued and outstanding as of January 31, 2026 (including shares of Common Stock represented by CDIs).

The Number of Holders Holding Less than a Marketable Parcel of Securities

There were 386 stockholders and/or CDI holders holding less than a marketable parcel of shares of Common Stock and/or CDIs (where a “marketable parcel” means a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) as of January 31, 2026 at $8.84 per share.

Buy-Back of Securities

There is no active on-market buyback of our securities at this time.

Distribution of Warrant Holders at January 31, 2026

Below is a distribution schedule of the number of holders of warrants, categorized by the size of their holdings, based on our records as of January 31, 2026.

Range	Number of Holders of Record	Units	Percentage of warrants
1 – 1,000	11	5,439	0.1%
1,001 – 5,000	20	55,497	1.0%
5,001 - 10,000	7	55,667	1.0%
10,001 - 100,000	9	264,892	4.9%
100,001 and over	12	5,003,505	92.9%
Round			0.1%
Total	59	5,385,000	100.0%

Distribution of Unlisted Options Holders at January 31, 2026

Below is a distribution schedule of the number of holders of unlisted options, categorized by the size of their holdings, based on our records as of January 31, 2026.

Range	Number of Holders of Record	Units	Percentage of unquoted options
1 – 1,000	65	27,570	1.0%
1,001 – 5,000	16	31,089	1.2%
5,001 - 10,000	5	40,666	1.5%
10,001 - 100,000	10	212,725	8.0%
100,001 and over	6	2,356,679	88.3%
Total	102	2,668,729	100.0%

Distribution of RSU Holders at January 31, 2026

Below is a distribution schedule of the number of holders of RSUs, categorized by the size of their holdings, based on our records as of January 31, 2026.

Range	Number of Holders of Record	Units	Percentage of RSUs
1,001 – 5,000	120	270,150	14.4%
5,001 - 10,000	10	74,800	4.0%
10,001 - 100,000	13	314,882	16.7%
100,001 and over	4	1,222,721	65.0%
Round			-0.1%
Total	147	1,882,553	100.0%

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

Item 13
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

Certain Relationships and Related Transactions

Other than executive compensation arrangements described elsewhere in this Form 10-K (See “Item 11. Executive Compensation”), described below are the transactions and proposed transactions, since the beginning of our fiscal year ended December 31, 2025, in which we were or are to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 and one percent (1%) of the average of our total assets as of year-end for the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

Reorganization Transactions

Prior to the consummation of our IPO, we completed the Reorganization pursuant to which we received all of the issued and outstanding shares of ATPL, which was formerly an Australian public company originally registered in Western Australia, Australia and listed on the ASX, pursuant to the Scheme under Part 5.1 of the Corporations Act. Contemporaneously with implementation of the Scheme, ATPL also cancelled all existing options it has on issue in exchange for our company issuing replacement options to acquire Common Stock pursuant to the Option Scheme under Part 5.1 of the Corporations Act. The Scheme was approved by ATPL’s shareholders at a general meeting of shareholders, which was held on December 3, 2024. The Option Scheme was approved by ATPL’s optionholders at a general meeting of optionholders held on the same day. ATPL obtained approval of the Scheme and the Option Scheme by the Supreme Court of Queensland on December 4, 2024. As a result of the Reorganization, ATPL became a wholly owned subsidiary of our company and the shareholders of ATPL immediately prior to the consummation of the IPO became holders of the either one share of Common Stock for every ordinary share of ATPL or one CDI for every one ordinary share of ATPL for each share held as of the record date.

v2vmedtech Contributions

On April 18, 2023, we purchased 30% of the equity capital stock of v2vmedtech, pursuant to a contribution and stock purchase agreement, and concurrently contributed $0.2 million and entered into a series of agreements (collectively, the “v2v Agreements”) with v2vmedtech. v2vmedtech has a license agreement with Columbia University to develop an innovative heart valve repair device utilizing a transcatheter edge-to-edge repair method for a minimally invasive treatment of mitral and tricuspid valve regurgitation, also known as leaky valve.

Under the terms of the v2v Agreements, we agreed to provide certain development services to v2vmedtech in exchange for equity in v2vmedtech. Pursuant to the v2v Agreements, we provide engineering, clinical, regulatory, marketing, and executive management resources, but excluding medical and chief medical officer services, in connection with v2vmedtech’s development of these valve repair devices. We are responsible for developing products and preparing regulatory filings and all costs and expenses incurred by us directly, related to the development of devices constitute development contributions under the v2v Agreements, for which we are solely responsible. These contributions are to be provided over five stages linked to key development and regulatory requirements for the device for transcatheter edge-to-edge repair of the mitral valve.

During the year ended December 31, 2025, we contributed $2.6 million to v2vmedtech to finance v2vmedtech’s operations. The total amount of eligible development contributions and operational contributions paid by us under the v2v Agreements as of December 31, 2025 was $6.2 million. See “Item 1. Business—Collaborations” in Part I of this Form 10-K for more information on the v2v Agreements.

Deed of Cross Guarantee

ATGC and ATPL (ACN 088 221 078) are party to a deed of cross guarantee dated December 20, 2024 (“Deed”). The Deed remained in place throughout the year ended December 31, 2025, and there were no changes to the parties to the Deed during that period. The Company did not rely on the reporting relief available under the Deed for the year ended December 31, 2025. The Deed was entered into in prior periods for Australian statutory reporting purposes; however, the Company did not rely on the reporting relief available under the Deed for the year ended December 31, 2025, and the Deed had no impact on the preparation or presentation of these consolidated financial statements.

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

Medtronic Agreements

Purchase Agreement

On January 20, 2026, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Medtronic, pursuant to which the Company agreed to issue and sell to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share in the Medtronic Private Placement. The Purchase Agreement contained customary representations, warranties and agreements by the Company and Medtronic.

Registration Rights Agreement

On January 22, 2026, the Company and Medtronic entered into the Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement (the “Resale Registration Statement”) covering the resale of the Common Stock sold to Medtronic in the Medtronic Private Placement (the “Registrable Securities”) by Medtronic no later than 18 months following the closing of the Medtronic Private Placement. In addition, pursuant to the Registration Rights Agreement, the Company granted Medtronic the right to demand the sale of the Common Stock sold in the Medtronic Private Placement in one underwritten offering. The Company also agreed to be responsible for all fees and expenses incurred in connection with such registration.

In the event (i) the Resale Registration Statement has not been declared effective in the time period specified in the Registration Rights Agreement or (ii) after the Resale Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Resale Registration Statement for any reason, subject to certain limited exceptions, then the Company will agree, pursuant to the Registration Rights Agreement, to make payments to Medtronic as liquidated damages in an amount equal to 1.0% of the aggregate amount paid pursuant to the Purchase Agreement by Medtronic for the Registrable Securities then held by Medtronic for each 30-day period or pro rata for any portion thereof during which such event continues. In no event will such liquidated damages exceed 5.0% of the aggregate purchase price of the shares of Common Stock purchased by Medtronic under the Purchase Agreement.

Pursuant to the Registration Rights Agreement, the Company granted Medtronic customary indemnification rights in connection with the Resale Registration Statement. Medtronic also granted the Company customary indemnification rights in connection with the Resale Registration Statement.

Investor Rights Agreement

On January 22, 2026, the Company and Medtronic entered into an investor rights agreement (the “Investor Rights Agreement”), pursuant to which the Company and Medtronic have certain rights and obligations, including:

●
Participation rights: So long as Medtronic beneficially owns at least 75% of the shares of Common Stock purchased pursuant to the Purchase Agreement (the “Minimum Ownership Threshold”), Medtronic will have participation rights with respect to certain future issuances of equity securities by the Company to maintain Medtronic’s percentage ownership interest, subject to customary carve-outs set forth in the Investor Rights Agreement.

●
Transfer restrictions: From the closing date of the Medtronic Private Placement through May 22, 2027, Medtronic will be prohibited from transferring any of the shares of Common Stock purchased pursuant to the Purchase Agreement, subject to certain customary exceptions. In addition, until January 22, 2029, transfers of the shares of Common Stock purchased pursuant to the Purchase Agreement by Medtronic will be subject to, among other things, volume limitations and prohibitions on transfers to activist investors or any person engaged in the business of structural heart therapeutics.

●
Collaboration: The Company and Medtronic agree to engage in non-exclusive good faith discussions regarding potential collaboration opportunities with respect to manufacturing, co-development and co-commercialization of the Company’s products and other matters as may be agreed to between the Company and Medtronic from time to time.

●
Standstill: From the closing date of the Medtronic Private Placement through May 22, 2027 (the “Standstill Period”), Medtronic will be subject to customary standstill provisions (the “Standstill”), pursuant to which, subject to customary exceptions, neither Medtronic nor any of its affiliates may, directly or indirectly, among other things, acquire additional securities of the Company, propose or pursue extraordinary transactions involving the Company, seek to influence or control the Company’s management or board of directors, solicit proxies, initiate stockholder proposals or coordinate with third parties with respect to any of the foregoing. Notwithstanding the foregoing, following the occurrence of certain fundamental change events, Medtronic may make proposals or offers privately to the Company, subject to the terms of the Investor Rights Agreement.

●
Voting agreement: During the Standstill Period, Medtronic will be obligated to cause all shares of Common Stock beneficially owned by Medtronic and its affiliates to be present for quorum purposes and to be voted in accordance with the recommendations of the Board with respect to all proposals submitted to the stockholders of the Company.

●
Board observer: From the closing date of the Medtronic Private Placement until the Observer Termination Date (as defined below), Medtronic will have the right to designate one non-voting board observer, who must be reasonably acceptable to the Board. Medtronic’s right to designate a board observer will terminate upon the earliest of the date on which (the “Observer Termination Date”): (i) Medtronic ceases to meet the Minimum Ownership Threshold; (ii) certain antitrust or competition law issues arise with respect to the board observer’s continued service as such; (iii) Medtronic breaches the Standstill; (iv) Medtronic takes any of the actions prohibited by the Standstill after the Standstill Period; and (v) Medtronic or the board observer materially breaches any clean team agreement or any provision addressing competitively sensitive information of the Company in any confidentiality agreement.

●
Right to negotiate: From the closing date of the Medtronic Private Placement until the date on which the U.S. Food and Drug Administration approves the Company’s Class III device, and provided that Medtronic meets the Minimum Ownership Threshold and Medtronic’s board observer right has not been terminated pursuant to certain circumstances, the Company will notify Medtronic upon receipt of certain acquisition proposals and, subject to applicable law and the fiduciary duties of the Board, is obligated to provide Medtronic with substantially the same information provided to the party that made such acquisition proposal and negotiate in good faith with Medtronic for a specified period of time. Nothing in the Investor Rights Agreement requires the Company or the Board to approve, recommend or consummate any transaction or limits the ability of the Board to take or refrain from taking any action required to comply with its fiduciary duties under applicable law.

Director Independence

Our Board currently consists of five members. Our Board has determined that Mr. Seaberg, Mr. Moss and Mr. Roberts qualify as independent directors in accordance with the Nasdaq Listing Rules. Our Board has further determined that Mr. Seaberg, Mr. Moss and Mr. Roberts qualify as independent directors under Nasdaq Listing Rules applicable to membership on our Audit and Risk Committee. In addition, our Board has determined that each of the members of our Audit and Risk Committee is “financially literate” pursuant to the Nasdaq Listing Rules, and that Mr. Roberts is an “audit committee financial expert,” as defined in applicable SEC rules, because of his individual extensive financial experience. Mr. Paterson and Mr. St Denis are not considered independent by virtue of their positions as Chief Executive Officer and President (former Chief Operating Officer), respectively, of the company.

Item 14
Principal Accountant Fees and Services

Fees billed by KPMG (Brisbane, Australia, (PCAOB ID 1020) for the fiscal years ended December 31, 2025 and 2024, respectively, are as follows:

	Fiscal Year Ended December 31,
	2025	2024
Audit fees (1)	$513,371	$649,610
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$513,371	$649,610

(1)
Audit fees consist of fees for professional services provided primarily in connection with the annual audit of our financial statements, quarterly reviews and other audit services, including services related to SEC registration statements and other documents such as the preparation of comfort letters and consents.

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

Additional information concerning the Audit and Risk Committee and its activities can be found in the “Board Committees — Audit and Risk Committee” section of this Form 10-K.

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

The Audit and Risk Committee approved one hundred percent (100%) of all services provided by KPMG during the year ended December 31, 2025. The Audit and Risk Committee has considered the nature and amount of the fees billed by KPMG and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining KPMG’s independence.

PART IV

Item 15
Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.
Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Form 10-K.

2.
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits

The following is a list of exhibits filed or furnished as part of this Form 10-K.

Exhibit Index

Exhibit	Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith
2.1 †	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2				X
4.2	Description of Registrant’s Securities	10-K			X
4.3	Form of Common Stock Warrant	10-Q	11/12/2025	4.2
4.4	Form of Confirmation Letter (containing the terms of the CDI Warrants)	10-Q	11/12/2025	4.3
10.1 +	Anteris Technologies Global Corp. Equity Incentive Plan	S-1	11/22/2024	10.1
10.2 +	Admedus Ltd Employee Long Term Incentive Plan	S-8	12/16/2024	99.2
10.3 +	Anteris Technologies Ltd Employee Incentive Plan	S-8	12/16/2024	99.3
10.4 +	Form of Indemnification Agreement for Directors and Officers	S-1	11/22/2024	10.2
10.5 #†^	Development Agreement, dated April 18, 2023, by and between v2vmedtech, inc. and Anteris Technologies Corporation	S-1	11/22/2024	10.3
10.11 #†^	Supply and Quality Agreement, dated May 15, 2024, by and between Anteris Aus Operations Pty Ltd and Harvey Industries Group Pty Ltd	S-1	11/22/2024	10.9
10.12 †^	Second Amended and Restated Supply and License Agreement, dated June 1, 2018, between 4C Medical Technologies, Inc. and Admedus Corporation	S-1	11/22/2024	10.10
10.13 †^	Amendment No. 1 to Second Amended and Restated Supply and License Agreement, dated March 5, 2024, between 4C Medical Technologies, Inc. and Anteris Technologies Corporation	S-1	11/22/2024	10.11
10.14 #†^	Supply and Quality Agreement, dated November 16, 2021 between Anteris Technologies Corporation and Aran Biomedical Teoranta	S-1	11/22/2024	10.12
10.16 #†^	First Amended and Restated Services Agreement, dated February 21, 2021, by and between NPX Medical, LLC and Anteris Technologies Corporation	S-1	11/22/2024	10.14
10.17	Amendment No. 1 to First Amended and Restated Services Agreement, dated March 24, 2024, by and between NPX Medical, LLC and Anteris Technologies Corporation	S-1	11/22/2024	10.15

10.18 #†^	Master Services Agreement, dated June 1, 2021, by and between Anteris Technologies Corporation and Switchback Medical LLC	S-1	11/22/2024	10.16
10.19 †^	First Amended and Restated Master Services Agreement, dated July 28, 2025, by and between Anteris Technologies Corporation and Switchback Medical LLC	10-Q	11/12/2025	10.1
10.24 †^	Combined Bioinformatics Master Services Agreement, dated September 1, 2021, by and between Anteris Technologies Corporation and Cardiovascular Research Foundation	S-1	11/22/2024	10.18
10.25 #†^	Lease of Part 26 Harris Road, Malaga, dated February 1, 2009, by and between Giacomel Pty Ltd, Verigen Australia Pty Ltd and Genzyme Corporation	S-1	11/22/2024	10.19(a)
10.26 #†	Deed of Variation of Lease, dated June 23, 2014, among Giacomel Pty Ltd, Admedus Biomanufacturing Pty Ltd, Genzyme Corporation and Admedus Ltd	S-1	11/22/2024	10.19(b)
10.27 #	Deed of Extension and Variation, dated February 19, 2019, by and between Giacomel Pty Ltd, Admedus Biomanufacturing Pty Ltd and Admedus Ltd	S-1	11/22/2024	10.19(c)
10.28	Deed of Assignment of Lease, dated March 28, 2023 by and between Giacomel Pty Ltd, Admedus Biomanufacturing Pty Ltd, Admedus Regen Pty Ltd and Anteris Technologies Ltd	S-1	11/22/2024	10.19(d)
10.29 #	Deed of Variation of Lease, dated June 12, 2023, by and between Giacomel Pty Ltd, Anteris Aus Operations Pty Ltd and Anteris Technologies Ltd	S-1	11/22/2024	10.19(e)
10.30 #	Deed of Extension and Variation of Lease, dated February 13, 2024, among Giacomel Pty Ltd, Anteris Aus Operations Pty Ltd and Anteris Technologies Ltd	S-1	11/22/2024	10.19(f)
10.31 #†^+	Professional Services Agreement, dated September 3, 2021, between Anteris Technologies Corporation and Christopher Meduri, M.D.	S-1	11/22/2024	10.20(a)
10.32 #†+	Amendment No. 1 to Professional Services Agreement, dated May 1, 2023, between Anteris Technologies Corporation and Christopher Meduri, M.D.	S-1	11/22/2024	10.20(b)
10.33 +^	Amended and Restated Employment Agreement, dated November 18, 2024, by and between Anteris Technologies Global Corp. and Wayne Paterson	S-1	11/22/2024	10.24
10.34 +†^	Contract of Employment, dated November 19, 2024, by and between Anteris Technologies Ltd and Matthew McDonnell	S-1	11/22/2024	10.25
10.35 +^	Amended and Restated Employment Agreement, dated November 19, 2024, by and between Anteris Technologies Global Corp. and David St Denis	S-1	11/22/2024	10.26
10.36 #	Anteris Technologies Global Corp. Non-Employee Director Compensation Policy	S-1	11/22/2024	10.27

Exhibit	Description	Incorporated by Reference			Filed
Number		Form	Date	Number	Herewith
10.37 #†	Contribution and Stock Purchase Agreement, dated April 18, 2023, by and among Anteris Technologies Corporation, v2vmedtech, inc., Dr. Vinayak Bapat, Urmi Bapat, Shalaka Bapat, Susheel Kodali, Michael McDonald and Christopher Meduri	S-1/A	12/9/2024	10.28
10.38	Stock Purchase Agreement, dated January 20, 2026, by and among Anteris Technologies Global Corp. and Covidien Group S.à r.l.	8-K	1/22/2026	10.1
10.39	Registration Rights Agreement, dated January 22, 2026, by and among Anteris Technologies Global Corp. and Covidien Group S.à r.l.				X
10.40	Investor Rights Agreement, dated January 22, 2026, by and among Anteris Technologies Global Corp. and Covidien Group S.à r.l.				X
10.41	Master Services Agreement, dated January 12, 2026, by and between Anteris Technologies Corporation and Bright Research Partners, Inc.				X
14.1	Code of Business Conduct and Ethics	10-K	3/12/2025	14.1
19.1	Insider Trading and Securities Dealing Policy	10-K	3/12/2025	19.1
21.1	Subsidiaries of the Registrant				X
23.1(a)	Consent of Independent Registered Public Accounting Firm for Anteris Technologies Global Corp.				X
23.2	Consent for Future Market Insights, Inc.				X
24.1	Power of Attorney (included in the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Clawback Policy	10-K	3/12/2025	97.1

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

Item 16
Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 26th day of February, 2026.

Anteris Technologies Global Corp

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer

Exhibit 24.1

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

Signature	Title	Date

/s/ Wayne Paterson	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Wayne Paterson

/s/ Matthew McDonnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Matthew McDonnell

/s/ John Seaberg	Chairman of the Board of Directors	February 26, 2026
John Seaberg

/s/ David St Denis	President and Director	February 26, 2026
David St Denis

/s/ David Roberts	Director	February 26, 2026
David Roberts

/s/ Gregory Moss	Director	February 26, 2026
Gregory Moss