Form 10-Q
period 2026-03-31
Anteris Technologies Global Corp.
filed 2026-05-12
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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
YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of May 11, 2026 was 97,342,203.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended March 31, 2026

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Form 10-Q, other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

●
our current and future research and development (“R&D”) activities, including clinical testing and manufacturing and related costs and timing;

●
our product development and business strategy, including the potential size of the markets for our products and future development and/or expansion of our products in our markets;

●
our ability to commercialize products and generate product revenues;

●
any statements concerning anticipated regulatory activities, including our ability to obtain regulatory clearances;

●
our R&D expenses;

●
sufficiency of our capital resources;

●
our ability to raise additional funding when needed; and

●            risks facing our operations and intellectual property.

We have based the forward-looking statements contained in this Form 10-Q largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report”), as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended do not protect any forward-looking statements that we make within this Form 10-Q.

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

3

Part I. Financial Information

Item 1.   Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share information; unaudited)

		Three months ended March 31
	Note	2026 $	2025 $
Net sales		494	556
Costs and expenses:
Cost of products sold		(114)	(207)
Research and development expense		(17,457)	(16,456)
Selling, general and administrative expense		(6,930)	(5,673)
Operating loss		(24,007)	(21,780)
Other non-operating income, net		1,722	91
Interest and amortization of debt discount and expense		(27)	(26)
Net foreign exchange (losses)/gains		(94)	(219)
Fair value movement of derivatives		-	3
Loss before income taxes from continuing operations		(22,406)	(21,931)
Income tax (expense)/benefit		(492)	-
Loss after income tax		(22,898)	(21,931)

Total (loss)/gain is attributable to:
Non-controlling interests		126	(67)
Stockholders of the Company		(23,024)	(21,864)
		(22,898)	(21,931)

Share information
Basic and diluted loss per share ($ per share)	7	(0.28)	(0.61)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars; unaudited)

	Three months ended March 31,
	2026 $	2025 $
Loss after income tax	(22,898)	(21,931)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	52	174
Other comprehensive income/(loss) for the period, net of tax	52	174
Total comprehensive loss	(22,846)	(21,757)

Total comprehensive loss is attributable to:
Non-controlling interests	126	(67)
Stockholders of the Company	(22,972)	(21,690)
	(22,846)	(21,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share quantities; unaudited)
	Note	March 31, 2026 $	December 31, 2025 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash	4	283,210	12,576
Accounts receivable from customers, net of allowances		231	32
Inventories		122	152
Prepaid expenses		1,643	642
Other current assets		1,463	2,274
Total Current Assets		286,669	15,676
Non-Current Assets
Plant and equipment, net		5,178	5,261
Operating lease right-of-use assets, net		2,770	1,995
Intangible assets, net		105	65
Total Non-Current Assets		8,053	7,321
TOTAL ASSETS		294,722	22,997
LIABILITIES
Current Liabilities
Accounts payable		3,790	11,094
Accrued and other liabilities	5	8,593	9,697
Current portion of operating lease liabilities		604	566
Current portion of debt obligations		707	16
Total Current Liabilities		13,694	21,373
Non-Current Liabilities
Operating lease liabilities		2,406	1,678
Long-term debt obligations		18	22
Other liabilities		193	177
Total Non-Current Liabilities		2,617	1,877
TOTAL LIABILITIES		16,311	23,250
COMMITMENTS AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 97,232,054 and 41,579,881 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	10	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, no shares outstanding		-	-
Additional paid in capital		682,215	380,711
Accumulated other comprehensive loss		(10,224)	(10,276)
Accumulated deficit		(393,556)	(370,532)
TOTAL STOCKHOLDERS’ EQUITY		278,445	(93)
Non-controlling interests	9	(34)	(160)
TOTAL EQUITY (DEFICIT)		278,411	(253)
TOTAL LIABILITIES AND EQUITY		294,722	22,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non-controlling interests $	Total Equity (Deficit) $
	Shares Quantity	Par Value $
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
Loss after income tax	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive gain	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113

Balance at December 31, 2025	41,579,881	4	380,711	(10,276)	(370,532)	(93)	(160)	(253)
(Loss)/Gain after income tax	-	-	-	-	(23,024)	(23,024)	126	(22,898)
Other comprehensive gain	-	-	-	52	-	52	-	52
Common stock issued	55,652,173	6	299,688	-	-	299,694	-	299,694
Stock-based compensation	-	-	1,816	-	-	1,816	-	1,816
Balance at March 31, 2026	97,232,054	10	682,215	(10,224)	(393,556)	278,445	(34)	278,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars; unaudited)

		Three months ended March 31,
	Note	2026 $	2025 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(22,898)	(21,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		429	403
Equity-settled stock-based compensation		1,816	1,703
Net foreign exchange losses		94	219
Other items		(8)	(18)
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(940)	(324)
Inventories		30	150
Accounts payable, accrued and other liabilities		(7,203)	(1,691)
NET CASH USED IN OPERATING ACTIVITIES		(28,680)	(21,489)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(137)	(248)
Acquisition of intangible assets		(45)	-
Deferred proceeds from sale of distribution rights		-	1,358
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(182)	1,110
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares, net of underwriting fees	6	308,270	618
Share issue transaction costs		(8,196)	(1,161)
Repayment of debt		(559)	(547)
Principal payments on finance lease obligations		(4)	(1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		299,511	(1,091)
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(15)	(33)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		270,634	(21,503)
Balance at beginning of period		12,576	70,458
Balance at end of period	4	283,210	48,955

SUPPLEMENTAL CASH FLOW INFORMATION
Operating cash flows relating to operating leases		237	258
Non-cash additions to right-of-use assets and lease liabilities		941	110

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

1.
DESCRIPTION OF BUSINESS

The principal activities of Anteris Technologies Global Corp. (“ATGC,” “Anteris,” “Company,” “we,” “us,” or “our”) include:

●
Continued research and development (“R&D”) of the DurAVR® Transcatheter Heart Valve (“THV”), consisting of a single-piece biomimetic valve made with our primary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system (the “ComASUR® Delivery System”), designed to address unmet medical needs in the treatment of aortic stenosis. The DurAVR® THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

●
Advancing the DurAVR® THV clinical program, including ongoing patient recruitment and data collection for the randomized global pivotal study (the “PARADIGM Trial”), expansion into additional geographies, and continued site activation and training. Data from the PARADIGM Trial is intended to support a Premarket Approval (“PMA”) application in the United States and a parallel CE Mark approval in Europe. These are key milestones on the path to commercialization.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These policies have been consistently applied to all the periods presented, unless otherwise stated. The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to utilize an extended transition period to comply with new or revised accounting standards applicable to public companies.

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

The accounting policies adopted in the preparation of the condensed consolidated financial statements are consistent with those adopted and disclosed in the Group’s (defined below) financial statements for the year ended December 31, 2025, and therefore these condensed consolidated financial statements do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report”).

There have been no material changes to the Company's significant accounting policies from those described in the consolidated financial statements for the year ended December 31, 2025, except for the adoption of certain accounting standards impacting disclosures only, as discussed below.

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

(b)
Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 intends to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations and primarily requires further disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. As an EGC, the Company elected to apply the extended transition period, and will adopt ASU 2023‑09 for the year ending December 31, 2026. The ASU impacts disclosure only and did not have an impact on the Company’s condensed consolidated financial statements. The Company will apply the disclosure requirements prospectively beginning with the year ending December 31, 2026; however, for comparability, the Company expects to present comparative income tax disclosures for the year ended December 31, 2025 in its annual financial statements for the year ending December 31, 2026, as applicable.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)
New Accounting Standards Not Yet Adopted

The FASB has not issued any accounting standards updates during the first three months of 2026.

For information on accounting pronouncements issued in prior years but not yet adopted, refer to Note 2(y) in the consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

3.
INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. Income tax expense for the three months ended March 31, 2026 includes a discrete tax expense related to a Swiss withholding tax settlement arising from a prior‑period tax audit. There was no income tax benefit for the three months ended March 31, 2025.

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

4.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH

(in thousands)	March 31, 2026 $	December 31, 2025 $
Cash at bank	31,682	5,385
Cash equivalents (1)	251,017	6,697
Restricted cash	511	494
	283,210	12,576

(1)       Consisted primarily of money market deposits, treasury bills and term deposits. The Company considers all short-term, highly liquid investments, that are readily convertible to known amounts of cash and with original maturities of three months or less to be cash equivalents.
5.        ACCRUED AND OTHER LIABILITIES

(in thousands)	March 31, 2026 $	December 31, 2025 $
Current
Accrued liabilities	4,885	3,425
Employee compensation and withholdings	2798	5,487
Lease asset retirement obligation	526	506
Cash-settled stock-based payment provision	384	279
	8,593	9,697

6.
EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 13 Equity in the audited consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

The following details the issuance of Common Stock during the three months ended March 31, 2026:

●
On January 22, 2026, the Company completed an underwritten public offering (the “2026 Public Offering”) of 40,000,000 shares of its Common Stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share. The 2026 Public Offering generated gross proceeds of approximately $230.0 million, prior to deducting underwriting discounts and commissions and offering expenses. The 2026 Public Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-292565), which was previously filed with the SEC and declared effective on January 8, 2026, and a prospectus supplement dated January 20, 2026.

●
On January 20, 2026, the Company entered into a stock purchase agreement with Covidien Group S.à r.l. (“Medtronic”), a wholly owned subsidiary of Medtronic plc, pursuant to which the Company issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”). The Medtronic Private Placement closed on January 22, 2026, immediately after the completion of the 2026 Public Offering, and generated gross proceeds of approximately $90.0 million, before deducting placement agent fees and estimated offering expenses. The issuance and sale of the shares of Common Stock to Medtronic in the Medtronic Private Placement was not registered under the Securities Act and were issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

6.        EQUITY (continued)

For the comparable three-month period ended March 31, 2025, the Company issued:

●     In January 2025, following the Company’s IPO, the underwriters partially exercised the over-allotment option, resulting in the issuance of 78,481 shares of Common Stock at $6.00 per share, for gross proceeds of $0.5 million.

●     In March 2025, certain directors exercised 289,500 stock options, resulting in the issuance of 32,959 shares of Common Stock, including both net-settled and cash-settled exercises, with cash proceeds of $0.1 million.

●     In Marh 2025, investors exercised 10,000 stock options for $6.22 per share, for gross proceeds of $0.1 million.

●     During the three months ended March 31, 2025, 831 unlisted stock options were exercised by employees (excluding directors and named executive officers). These options had a weighted average exercise price of $3.99 per share.

7.
LOSS PER SHARE

The below table presents the computation of basic and diluted loss per share:

		Three months ended March 31,
		2026	2025
Loss for the period, attributable to the owners of the Company	$’000	(23,024)	(21,864)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	83,009,832	36,012,290
Basic and diluted loss per share		$(0.28)	(0.61)
Securities excluded as their inclusion would be anti-dilutive	Number	9,989,171	4,525,643

8.
STOCK-BASED COMPENSATION

(a)
Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense recognized for stock options, cash-settled stock-based payments rights (“SPPs”), restricted stock units (“RSUs”) and shares of Common Stock issued to employees, directors and consultants:

	Three months ended March 31,
(in thousands)	2026 $	2025 $
Equity-settled stock-based payments (including stock options and RSUs)	1,816	1,703
Cash-settled stock-based payments (SPP rights)	105	(142)
Total stock-based compensation expense	1,921	1,561
Classification of stock-based compensation expense
Cost of products sold	1	1
Research and development expense	618	615
Selling, general and administrative expense	1,302	945
Total stock-based compensation expense	1,921	1,561

As of March 31, 2026, there was $6.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.2 years.

(b)
Stock-based awards activity

Director stock options

During the three months ended March 31, 2025, 289,500 stock options held by directors were exercised, resulting in the issuance of 32,959 shares of Common Stock. There was no director stock option activity during the three months ended March 31, 2026.

Employee stock options

During the three months ended March 31, 2026 and 2025, no employee stock options were granted. During the same periods, 13,417 and 17,665 employee stock options, respectively, were cancelled due to expiration or forfeiture. There was no other movement in employee stock options during either period.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

8.
STOCK-BASED COMPENSATION (continued)

Employee RSUs

During the three months ended March 31, 2026, the Company granted 78,740 RSUs to employees under the Anteris Technologies Global Corp. Equity Incentive Plan (the “Equity Incentive Plan”). These RSUs generally vest in three tranches, with each tranche vesting on the first, second and third anniversaries of the grant date, subject to continued employment, and are settled in shares of Common Stock upon vesting. During the period, 18,550 RSUs were forfeited upon cessation of employment.

No RSUs were granted or forfeited during the three months ended March 31, 2025.

SPP rights

No SPP rights were issued during the three months ended March 31, 2026 or 2025. The carrying amount of the SPP liabilities was $0.4 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.

(c) Fair Value Disclosures

RSUs

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026 was $6.35 per RSU. The fair value of the RSUs was determined based on the market value of the Common Stock on the grant date, which represents the fair value of the underlying shares.

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service based SPP	March 31, 2026	December 31, 2025
Weighted average fair value per right	$0.06	$0.10
Share price at measurement date	$5.55	$4.99
Base price	$15.28	$15.28
Expected volatility (weighted average)	80.0%	77.5%
Expected life (weighted average)	0.5 years	0.7 years
Risk-free interest rate (based on government bonds)	3.72%	3.54%

Service and performance based SPP	March 31, 2026	December 31, 2025
Weighted average fair value per right	$0.63	$0.49
Share price at measurement date	$5.55	$4.99
Base price	$15.28	$15.28
Expected volatility (weighted average)	77.8%	72.3%
Expected life (weighted average)	1.5 years	1.7 years
Risk-free interest rate (based on government bonds)	3.74%	3.47%

9.
VARIABLE INTEREST ENTITY

The Company has agreed to provide certain development services to v2vmedtech, inc. (“v2vmedtech”) in exchange for equity in v2vmedtech. The Company provides engineering, clinical, regulatory, marketing, and executive management resources, but excluding medical and chief medical officer services, in connection with v2vmedtech’s development of an innovative heart valve repair device utilizing a transcatheter edge-to-edge repair method for a minimally invasive treatment of mitral and tricuspid valve regurgitation, also known as leaky valve.

he Company has determined that v2vmedtech is a VIE under ASC 810 and that the Company is the primary beneficiary because it has the power to direct the activities that most significantly affect v2vmedtech’s economic performance, primarily through appointing and holding a majority of the v2vmedtech’s board of directors, and has the right to receive certain benefits or the obligation to absorb losses that could potentially be significant to v2vmedtech through equity ownership. Therefore, the Company consolidates v2vmedtech and reassesses its primary‑beneficiary status at each reporting date.

Subsequent to March 31, 2026, the Company terminated the Contribution and Stock Purchase Agreement with v2vmedtech, as described in Note 12 Subsequent Events, after which the Company no longer has ongoing development funding obligations.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

9.        VARIABLE INTEREST ENTITY (continued)

The following table presents the assets and liabilities for the VIE:

	As of
(in thousands)	March 31, 2026 $	December 31, 2025 $
Assets
Other current assets	33	17
Total assets	33	17
Liabilities
Current liabilities	46	211
Non-current liabilities	35	35
Total liabilities	81	246
Net (liabilities)/assets	(48)	(229)

Included in current liabilities is a loan from Anteris Technologies Corporation, an intermediate parent entity of v2vmedtech, amounting to $25,625 as of March 31, 2026 and $14,969 as of December 31, 2025. This loan has been provided to support v2vmedtech’s working capital needs. It is unsecured and repayable on demand. This balance is eliminated in the condensed consolidated financial statements. Other than the initial capital contributions of other stockholders of v2vmedtech, v2vmedtech is wholly financed by the Group. In exchange for v2vmedtech equity interests, the Group contributed $0.2 million and $0.4 million to v2vmedtech to finance its operations during the three months ended March 31, 2026 and March 31, 2025, respectively.

10.
COMMITMENTS AND CONTINGENCIES

Commitments

As of each of March 31, 2026 and December 31, 2025, the Group had capital commitments of $0.1 million for the purchase of plant and equipment.

Contingencies

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

11.
SEGMENT REPORTING

(a)
Description of segments

Segment information is presented using a management approach, meaning that segment information is provided on the same basis as information is used for internal reporting purposes by the chief operating decision maker (“CODM”) which is the Company’s Vice Chairman and Chief Executive Officer, who makes key strategic decisions. The CODM is responsible for the allocation of resources and assessing the performance of the Group. Management has determined that the activities of the business as reviewed by the CODM are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

11.      SEGMENT REPORTING (continued)

	Three months ended March 31,
(in thousands)	2026 $	2025 $
Net sales from external customers	494	556
Depreciation & amortization	(429)	(403)
Interest income	1,722	91
Interest expense	(27)	(26)
Other segment items	(24,658)	(22,149)
Segment net loss	(22,898)	(21,931)

No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Cash Flows for significant non-cash items and total expenditure for additions of long-lived assets.

(c)      Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended March 31,
(in thousands)	2026 $	2025 $
United States	484	277
Australia	10	8
Germany	-	271
	494	556
(d)
Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues.

	Three months ended March 31,
(in thousands)	2026 $	2025 $
Customer A	484	277
Customer B	-	271

The total amounts outstanding from these customers was $227 thousand and $28 thousand as of March 31, 2026 and December 31, 2025, respectively.

12.
SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events through May 12, 2026.

Brooklyn Park Lease

On April 23, 2026, the Company, through a wholly owned subsidiary, entered into a lease agreement for office and warehouse space located in Brooklyn Park, Minnesota. The lease term commences on September 1, 2026. In connection with the lease, the Company entered into an irrevocable standby letter of credit in the amount of $3.5 million, in favor of the landlord to secure certain obligations under the lease. The standby letter of credit expires on April 21, 2027, subject to automatic annual renewal unless notice of non‑extension is provided by the issuing bank.

The lease represents a non recognized subsequent event, and no lease assets or liabilities have been recorded in the condensed consolidated financial statements as the lease commencement date occurs after March 31, 2026. The Company will evaluate and recognize the lease in accordance with ASC 842 upon commencement of the lease term.

Termination of v2v Agreement

On April 28, 2026, the Company, through a wholly owned subsidiary, notified v2vmedtech that it had elected to discontinue further development contributions under the Contribution and Stock Purchase Agreement dated April 18, 2023. As a result of this election, the Company is required to pay a contractual break fee of $0.4 million and has no further obligation to fund development activities. Following payment of the break fee, the related development agreement will terminate.

Under the terms of the agreement, the initial shareholders of v2vmedtech may elect to either acquire the Company’s equity interest or reduce it to a capped minority interest. The Company does not expect this matter to have a material adverse effect on its consolidated financial position or liquidity.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report”). Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. Please also see the section of this Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Anteris is a structural heart company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® Transcatheter Heart Valve (“THV”) System, was designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat aortic stenosis — a potentially life-threatening condition resulting from a narrowing of the aortic valve. The balloon-expandable DurAVR® THV is the first biomimetic valve, which is shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV System consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system (the “ComASUR® Delivery System”). ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our patented ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel® Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et al., and has been distributed for use in over 55,000 patients globally in other indications. Our ComASUR® Delivery System, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV.

We intend to establish the safety and effectiveness of the DurAVR® THV in patients with severe aortic stenosis in our global pivotal study (the “PARADIGM Trial”).

 The PARADIGM Trial is a prospective, randomized, controlled multicenter, international study wherein subjects will be randomized to receive either a transcatheter aortic valve replacement (“TAVR”) using the DurAVR® THV or TAVR using a commercially available and approved THV in an “All Comers Randomized Cohort.” The primary end point of the PARADIGM Trial is a composite of all-cause mortality, all stroke and cardiovascular hospitalization at one year post-procedure. The endpoint will be evaluated as a non-inferiority analysis. Subjects with a failed surgical bioprosthesis in need of a valve-in-valve TAVR will be enrolled in a separate parallel registry.

Recruitment to the PARADIGM Trial commenced in Europe in October 2025, followed by receipt of FDA Investigational Device Exemption (“IDE”) approval for the trial in November 2025. In April 2026, we secured U.S. Medicare reimbursement eligibility for the global pivotal PARADIGM Trial under a Centers for Medicare & Medicaid Services (“CMS”) national coverage policy. Eligible procedures performed at participating U.S. study sites are covered under the Transcatheter Aortic Valve Replacement (TAVR) National Coverage Determination 20.32. This milestone supported the activation of our initial U.S. sites as part of the PARADIGM Trial with first patients enrolled and treated during May 2026.

Recruitment remains ongoing, with planned expansion into additional countries to further accelerate patient enrollment. The PARADIGM Trial is supported by early clinical experience from over 130 patients treated with the DurAVR® THV.

It is anticipated that the design of the PARADIGM Trial will provide the primary clinical evidence on which the FDA could base a decision for Premarket Approval (“PMA”), which is required for commercialization of the DurAVR® THV System in the United States. We anticipate CE Mark approval will progress in parallel to the PMA.

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

In January 2026, we completed an underwritten public offering, pursuant to which we issued and sold 40,000,000 shares of our Common Stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share (the “2026 Public Offering”) and a stock purchase agreement with Covidien Group S.à r.l. (“Medtronic”), a wholly owned subsidiary of Medtronic plc, pursuant to which we issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”), which collectively generated gross proceeds of approximately $320.0 million, before deducting underwriting discounts and commissions, placement agent fees, and offering expenses.

Any failure to raise capital or enter into such other arrangements as and when needed could have a negative impact on our financial condition and our ability to market our products.

Principles of Consolidation and Operating Segments

The condensed consolidated financial statements include the accounts for our company, our wholly-owned subsidiaries, and entities for which we have a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

Our management has determined that the activities of the business as reviewed by our Vice Chairman and Chief Executive Officer, who also serves as our chief operating decision maker, are one segment, being the development and commercialization of the ADAPT® anti-calcification tissue. This is focused on the DurAVR® THV System.

Components of Results of Operations

Revenue and Other Income

We currently derive revenue from the sale of regenerative tissue products. Such sales have historically been made principally to 4C Medical Technologies, Inc. (“4C”) and, in prior periods, to LeMaitre Vascular, Inc. (“LeMaitre”), a distributor of medical products. In 2019, we sold the distribution rights for CardioCel™ and VascuCel™ to LeMaitre in order to focus on development of our proprietary ADAPT® tissue for the DurAVR® THV System and, in connection therewith, we entered into a Transition Services Agreement pursuant to which we manufactured and sold CardioCel™ and VascuCel™ products to LeMaitre. The Transition Services Agreement with LeMaitre expired in January 2025, and we do not expect to receive any future revenue from LeMaitre.

The Supply and License Agreement with 4C (the “4C Agreement”), had an initial seven-year term that ended on June 1, 2025, and under its terms would automatically renew for successive one-year periods unless either party provided written notice of non-renewal at least 180 days prior to the applicable renewal date. On November 26, 2025, we notified 4C that we would not renew the 4C Agreement for the next renewal term. The agreement will expire on June 1, 2026, and no early termination penalties are anticipated in connection with its non-renewal. The expiration of the 4C Agreement is not expected to have a material impact on our financial results.

Expenses

Our most significant expenses are research and development (“R&D”) and selling, general and administrative expenses.

Cost of products sold in 2026 reflects the manufacturing cost from the sale of regenerative tissue products to 4C. In 2025, cost of products sold also included manufacturing costs related to sales to LeMaitre. These expenditures include raw materials and consumables, plus other costs attributable to the manufacturing of these products.

R&D Expense

R&D has been a significant focus with investments in the DurAVR® THV System, including the DurAVR® THV, the ComASUR® Delivery System, a disposable crimper, and an expandable access sheath. These components are collectively managed as part of the overall DurAVR® THV System rather than as separate projects. Since late 2021, when our DurAVR® THV was first used in human trials in Tbilisi, Georgia, R&D efforts have focused on incorporating clinical insights to refine and advance the technology, supporting the pathway toward commercialization. These costs have included, among others, preclinical and clinical studies, design iterations, lab services, clinical data monitoring, project and site management, travel, data management and safety of the study.

During the three months ended March 31, 2026, the Anteris team continued to expand global manufacturing capacity to scale for the PARADIGM Trial. All production (DurAVR® THV, ComASUR® Delivery System, crimper, E-sheath) is being scaled into new ISO Qualified Clean Room facilities, increasing manufacturing capacity relative to 2025 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV is planned to be sourced from both the United States and Australia moving forward to help mitigate supply chain risks. This progress reflects the strategic deployment of capital into areas that support operational readiness and long-term growth capacity for clinical and commercial success.

Results of Operations

The following tables set forth our results of operations (in thousands, except percentages).

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$494	$556	(11)%
Costs and expenses:
Cost of products sold	(114)	(207)	(45)%
Research and development expense	(17,457)	(16,456)	6%
Selling, general and administrative expense	(6,930)	(5,673)	22%
Operating loss	(24,007)	(21,780)	10%
Other non-operating income, net	1,722	91	1,792%
Interest and amortization of debt discount and expense	(27)	(26)	4%
Net foreign exchange (losses)/gains	(94)	(219)	(57)%
Fair value movement of derivatives	-	3	(100)%
Loss before income taxes from continuing operations	(22,406)	(21,931)	2%
Income tax (expense)/benefit	(492)	-	-
Loss after income tax	(22,898)	(21,931)	4%
Total (loss)/gain is attributable to:
Non-controlling interests	126	(67)	(288)%
Stockholders of the Company	$(23,024)	$(21,864)	5%

Net Sales

Net sales during the three months ended March 31, 2026 was $0.5 million, compared to $0.6 million for the same period in the prior year. The decrease of $0.1 million was primarily due to net sales in the three months ended March 31, 2025 included $0.3 million from the sale of CardioCel™ and VascuCel™ products to LeMaitre in connection with the Transition Services Agreement, which expired in January 2025, offset by an increase of net sales of tissue products to 4C increasing by $0.2 million in the three months ended March 31, 2026 compared to the prior year.

Cost of Products Sold

Cost of products sold during the three months ended March 31, 2026 was $0.1 million, a decrease of $0.1 million (45%), compared to $0.2 million for the same period in the prior year. The decrease in cost of products sold was primarily due to the inclusion in the three months ended March 31, 2025 of amounts associated with sales of CardioCel™ and VascuCel™ products under the Transition Services Agreement with LeMaitre. This decrease was partially offset by increased production volumes due to increases in demand for tissue products from 4C in 2026.

R&D Expense

R&D expenses during the three months ended March 31, 2026 were $17.5 million, an increase of $1.0 million (6%), compared to $16.5 million for the same period in the prior year. This increase was primarily due to an increase of $2.0 million in the three months ended March 31, 2026 related to the upscaling of manufacturing and quality capabilities, including process design and validation activities and the expansion of headcount, and an increase of $1.0 million related to activities linked to the PARADIGM Trial, including the scaling of our field based clinical team. These were partly offset by reduced DurAVR® product research costs of $2.0 million as we shifted our focus to clinical, regulatory and manufacturing activities ahead of the PARADIGM Trial.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended March 31, 2026 were $6.9 million, an increase of $1.3 million (22%) compared to the same period in the prior year, which increase was primarily due to higher employee related costs, increased share based payment expenses, and additional consulting costs.

Other non-operating income, net

Other non-operating income, net during the three months ended March 31, 2026 was $1.7 million, an increase of $1.6 million compared to $0.1 million for the same period in the prior year, which increase was primarily due to interest earned on money-market fund deposits following the January 2026 capital raises.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange losses during the three months ended March 31, 2026 were $0.1 million compared to $0.2 million of net foreign exchange losses for the same period in the prior year, which amounted to a decrease of $0.1 million (57%), primarily due to the change in foreign exchange rates on intercompany and cash balances. In the first quarter of 2026, the United States dollar depreciated by 2% relative to the Australian dollar (“AUD $”). In the first quarter of 2025, the United States dollar depreciated by 1% relative to the AUD $.

Income tax (expense)/benefit

Income tax expense during the three months ended March 31, 2026 was $0.5 million, compared to nil for the same period in the prior year, representing an increase of $0.5 million, primarily due to the recognition of withholding tax expense incurred during the period in connection with amounts payable by the Company’s Swiss subsidiary.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and cash outflows from operating activities since inception. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $393.6 million and $370.5 million, respectively.

In recent years, our operations have primarily been financed through the issuance of capital stock as well as through convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. We have also generated additional funding through interest earned on cash deposits. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $283.2 million and $12.6 million, respectively. As of March 31, 2026 and December 31, 2025, we had capital commitments of $3.0 million and $2.2 million, respectively relating to the lease of properties, and we did not have any other material capital expenditure commitments or contingent liabilities.

We anticipate that we will require additional funds in order to achieve our long-term goals including completing the R&D of our current products. We do not expect to generate significant revenue until we obtain regulatory approval to market and sell our products and sales of our products have commenced. We therefore expect to continue to incur substantial losses in the near future. However, based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our operating requirements for at least the next 12 months.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the scope, results and timing of clinical trials;

•
the costs of preparing and completing the PARADIGM Trial of our DurAVR® THV System;

•
the costs and time required to obtain PMA from the FDA for our DurAVR® THV System; and

•
the costs of establishing marketing, sales and distribution capabilities.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Net Cash provided by (used in):
Operating activities	$(28,680)	$(21,489)	33%
Investing activities	(182)	1,110	(116)%
Financing activities	299,511	(1,091)	(27,553)%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(15)	(33)	(55)%
Net change in cash, cash equivalents and restricted cash	$270,634	$(21,503)	(1,359)%

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $28.7 million, an increase of $7.2 million (33%), compared to $21.5 million in the same period in the prior year, primarily due to higher cash expenditures for R&D, including costs relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory and ongoing activities linked to the PARADIGM Trial, an increase in salaries and wages from a growth in headcount and the timing of payments to suppliers, including the settlement of liabilities outstanding at December 31, 2025.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $0.2 million, compared to net cash provided of $1.1 million in the same period in the prior year, a decrease of $1.3 million (116%). This decrease was primarily due to the receipt of $1.4 million of deferred proceeds from LeMaitre in the prior year, relating to the 2019 sale of distribution rights, for which there was no corresponding inflow in the current year. Additionally, cash outflows for purchases of plant and equipment during the three months ended March 31, 2026 were $0.1 million lower than in the same period in 2025.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $299.5 million, compared to net cash used in financing activities of $1.1 million in the same period of the prior year, reflecting an increase of $300.6 million. During the three months ended March 31, 2026, we received proceeds of $308.3 million from the issuance of shares of Common Stock net of underwriting fees, which were partially offset by $8.2 million of share issuance transaction costs. In the three months ended March 31, 2025, proceeds of $0.6 million were received related to share issues and cash outflows of $1.2 million were incurred related to transaction costs from the 2024 public offering. Additionally, we repaid $0.6 million of outstanding insurance-related supplier financing debt during the period, representing an increase of $0.1 million compared to the same period in the prior year.

Contractual Obligations and Commitments

Leases

We lease laboratory and manufacturing facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between April 2026 and April 2030 and some include options to extend. At March 31, 2026, we had contractual commitments (on an undiscounted basis) for property leases of $3.5 million, which were recognized on a discounted basis at $3.0 million.

The locations and uses of our material properties are as follows:

Location of Facility	Lease expiry date	Extension options
11600-11628 96th Avenue North, Maple Grove, MN 55369 (1)	April 30, 2030	1 period of two years
26 Harris Road, Malaga WA 6090, Australia	July 31, 2026	1 period of five years

(1) Predominantly used for R&D, manufacturing of the DurAVR® THV and regulatory compliance teams.

All properties are leased. Our properties are well maintained, are in good operating condition, and are suitable for current requirements. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Subsequent to March 31, 2026, we entered into a long‑term lease arrangement for additional office and warehouse space in Brooklyn Park, Minnesota to address the upcoming expiration of certain significant facility arrangements and to support ongoing and planned operational and manufacturing activities. This lease will result in increased future lease payment obligations.

Commitments

At March 31, 2026, we had commitments to purchase $0.1 million of plant and equipment.

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

Our significant accounting policies are discussed in Note 2, “Basis of Preparation and Summary of Significant Accounting Policies” in our Annual Report. There were no significant changes to these policies during the three months ended March 31, 2026.

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

We determined that v2vmedtech, inc. (“v2vmedtech”) is a VIE and that we are the primary beneficiary of v2vmedtech. This determination is based on our having both power over the most significant activities of v2v, primarily through holding a majority of the positions on v2vmedtech’s board of directors (although v2vmedtech’s non-Anteris shareholder representative on the v2vmedtech board of directors presently maintains certain veto rights), controlling the appointment of the chief executive officer and chief financial officer roles, being the exclusive partner to develop v2vmedtech’s products, and benefits through equity ownership.

New Accounting Standards Not Yet Adopted

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” (an “EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period for any new or revised accounting standards during the period in which we remain an EGC.

As a result, the information that we provide to our investors may be different than what you might receive from other public reporting companies. However, we may adopt certain new or revised accounting standards early.

We are also a “smaller reporting company” (a “SRC”), as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a SRC even after we are no longer an EGC. We may take advantage of certain of the scaled disclosures available to SRCs. As a SRC, we will present only two years of audited annual financial statements, plus any required unaudited interim condensed financial statements, and related management’s discussion and analysis of financial condition and results of operations.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

We are a SRC, as defined by Rule 12b-2 under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has initiated and continues to implement a remediation plan to address the material weaknesses described above. During the year ended December 31, 2025 and through the quarter ended March 31, 2026, we implemented changes to our internal control over financial reporting, including enhancements to our control environment, improvements to process-level controls, and formal documentation of policies, processes, risks, and controls. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and enhanced review procedures. Management has commenced testing and is currently validating the operating effectiveness of these enhanced controls, and remediation actions are progressing as planned.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

Not applicable.

(c)
Issuer Purchases of Equity Securities

None.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

Trading Plans - Directors and Officers

During the three months ended March 31, 2026, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1 †	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Warrant	10-Q	11/12/2025	4.2
4.3	Form of Confirmation Letter (containing the terms of the CDI Warrants)	10-Q	11/12/2025	4.3
10.1†^	Lease of Brooklyn Park, Minnesota, dated April 1, 2026, by and between Anteris Technologies Corporation and Northcross West Industrial Owner, LLC				X
10.2	Stock Purchase Agreement, dated January 20, 2026, by and between the Company and Covidien Group S.à r.l.	8-K	1/22/2026	10.1
10.3	Registration Rights Agreement, dated January 22, 2026, by and among Anteris Technologies Global Corp. and Covidien Group S.à r.l.	10-K	2/26/2026	10.39
10.4	Investor Rights Agreement, dated January 22, 2026, by and among Anteris Technologies Global Corp. and Covidien Group S.à r.l.	10-K	2/26/2026	10.40
10.5	Master Services Agreement, dated January 12, 2026, by and between Anteris Technologies Corporation and Bright Research Partners, Inc.	10-K	2/26/2026	10.41

Number Exhibit	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
24.1	Power of Attorney (included in the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 12th day of May, 2026.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew McDonnell
	Name:	Matthew McDonnell
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)