Form 10-Q
period 2026-06-30
Anteris Technologies Global Corp.
filed 2026-08-11
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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
YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of August 10, 2026 was 97,458,474.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended June 30, 2026

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Form 10-Q, other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

●
our current and future research and development (“R&D”) activities, including site activations, trial enrollment, clinical testing and manufacturing and related costs and timing;

●
our product development and business strategy, including the potential size of the markets for our products and future development and/or expansion of our products in our markets;

●
our ability to commercialize products and generate product revenues;

●
any statements concerning anticipated regulatory activities, including our ability to obtain regulatory clearances;

●
our R&D expenses;

●
the sufficiency of our capital resources;

●
our ability to raise additional funding when needed; and

●
risks facing our operations and intellectual property.

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

3

Part I. Financial Information

Item 1.
Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share information; unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2026 $	2025 $	2026 $	2025 $
Net sales		1,009	618	1,503	1,174
Costs and expenses:
Cost of products sold		(233)	(148)	(347)	(355)
Research and development expense		(23,369)	(16,340)	(40,826)	(32,796)
Selling, general and administrative expense		(8,404)	(5,014)	(15,334)	(10,687)
Operating loss		(30,997)	(20,884)	(55,004)	(42,664)
Other non-operating income, net		2,420	148	4,142	239
Interest and amortization of debt discount and expense		(131)	(22)	(158)	(48)
Net foreign exchange (losses)/gains		(104)	(309)	(198)	(528)
Fair value movement of derivatives		35	5	35	8
Loss before income taxes from continuing operations		(28,777)	(21,062)	(51,183)	(42,993)
Income tax (expense)/benefit		-	-	(492)	-
Loss after income tax		(28,777)	(21,062)	(51,675)	(42,993)

Total (loss)/gain is attributable to:
Non-controlling interests	9	317	(228)	443	(295)
Stockholders of the Company		(29,094)	(20,834)	(52,118)	(42,698)
		(28,777)	(21,062)	(51,675)	(42,993)

Share information
Basic and diluted loss per share ($ per share)	7	(0.30)	(0.58)	(0.58)	(1.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026 $	2025 $	2026 $	2025 $
Loss after income tax	(28,777)	(21,062)	(51,675)	(42,993)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	78	439	130	613
Other comprehensive income/(loss) for the period, net of tax	78	439	130	613
Total comprehensive loss	(28,699)	(20,623)	(51,545)	(42,380)

Total comprehensive loss is attributable to:
Non-controlling interests	317	(228)	443	(295)
Stockholders of the Company	(29,016)	(20,395)	(51,988)	(42,085)
	(28,699)	(20,623)	(51,545)	(42,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share quantities; unaudited)
	Note	June 30, 2026 $	December 31, 2025 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash	4	257,385	12,576
Accounts receivable from customers, net of allowances		548	32
Inventories		8	152
Prepaid expenses		1,300	642
Other current assets		1,410	2,274
Total Current Assets		260,651	15,676
Non-Current Assets
Plant and equipment, net		5,620	5,261
Operating lease right-of-use assets, net		2,630	1,995
Intangible assets, net		97	65
Other assets	4	3,509	-
Total Non-Current Assets		11,856	7,321
TOTAL ASSETS		272,507	22,997
LIABILITIES
Current Liabilities
Accounts payable		5,099	11,094
Accrued and other liabilities	5	12,233	9,697
Current portion of operating lease liabilities		624	566
Current portion of debt obligations		404	16
Total Current Liabilities		18,360	21,373
Non-Current Liabilities
Long-term operating lease liabilities		2,247	1,678
Long-term debt obligations		47	22
Other liabilities		183	177
Total Non-Current Liabilities		2,477	1,877
TOTAL LIABILITIES		20,837	23,250
COMMITMENTS AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 97,410,906 and 41,579,881 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	10	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, no shares outstanding		-	-
Additional paid in capital		684,173	380,711
Accumulated other comprehensive loss		(10,146)	(10,276)
Accumulated deficit		(422,650)	(370,532)
TOTAL STOCKHOLDERS’ EQUITY		251,387	(93)
Non-controlling interests	9	283	(160)
TOTAL EQUITY (DEFICIT)		251,670	(253)
TOTAL LIABILITIES AND EQUITY		272,507	22,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $
	Shares Quantity	Par Value $					Non-controlling interests $	Total Equity $
Balance at December 31, 2025	41,579,881	4	380,711	(10,276)	(370,532)	(93)	(160)	(253)
(Loss)/Gain after income tax	-	-	-	-	(23,024)	(23,024)	126	(22,898)
Other comprehensive loss	-	-	-	52	-	52	-	52
Common stock issued	55,652,173	6	299,688	-	-	299,694	-	299,694
Stock-based compensation	-	-	1,816	-	-	1,816	-	1,816
Balance at March 31, 2026	97,232,054	10	682,215	(10,224)	(393,556)	278,445	(34)	278,411
(Loss)/Gain after income tax	-	-	-	-	(29,094)	(29,094)	317	(28,777)
Other comprehensive loss	-	-	-	78	-	78	-	78
Common stock issued	178,852	-	(158)	-	-	(158)	-	(158)
Stock-based compensation	-	-	2,116	-	-	2,116	-	2,116
Balance at June 30, 2026	97,410,906	10	684,173	(10,146)	(422,650)	251,387	283	251,670

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $
	Shares Quantity	Par Value $					Non-controlling interests $	Total Equity $
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
Loss after income tax	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive gain	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113
Loss after income tax	-	-	-	-	(20,834)	(20,834)	(228)	(21,062)
Other comprehensive gain	-	-	-	439	-	439	-	439
Common stock issued	283	-	1	-	-	1	-	1
Stock-based compensation	-	-	1,541	-	-	1,541	-	1,541
Balance at June 30, 2025	36,062,370	4	353,766	(10,278)	(319,086)	24,406	(374)	24,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars; unaudited)

		Six months ended June 30,
	Note	2026 $	2025 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss after income tax		(51,675)	(42,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		898	821
Equity-settled stock-based compensation		3,932	3,244
Net foreign exchange losses		198	528
Other items		(8)	(8)
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(850)	(1,007)
Inventories		144	65
Accounts payable, accrued and other liabilities		(2,116)	(1,674)
NET CASH USED IN OPERATING ACTIVITIES		(49,477)	(41,024)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(785)	(785)
Acquisition of intangible assets		(45)	-
Deferred proceeds from sale of distribution rights		-	1,358
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(830)	573
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares, net of underwriting fees	6	308,270	619
Share issue transaction costs	6	(8,608)	(1,195)
Tax withholding paid on net-settled equity awards	6	(149)	(97)
Repayment of debt		(871)	(855)
Principal payments on finance lease obligations		(8)	(5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		298,634	(1,533)
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(9)	(36)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		248,318	(42,020)
Balance at beginning of period		12,576	70,458
Balance at end of period	4	260,894	28,438

SUPPLEMENTAL CASH FLOW INFORMATION
Operating cash outflows relating to operating leases		518	507
Non-cash additions to right-of-use assets and lease liabilities		981	1,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These policies have been consistently applied to all the periods presented, unless otherwise stated. The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits the Company to utilize an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company expects to cease qualifying as an EGC beginning with its Annual Report on Form 10-K for the year ending December 31, 2026. As a result, certain EGC accommodations will no longer be available.

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

The accounting policies adopted in the preparation of the condensed consolidated financial statements are consistent with those adopted and disclosed in the Group’s (defined below) financial statements for the year ended December 31, 2025, except for the adoption of certain accounting standards impacting disclosures only, as discussed below. These condensed consolidated financial statements do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report”).

(a)
Principles of consolidation

The condensed consolidated financial statements include the accounts of ATGC, its wholly-owned subsidiaries, entities for which the Company has a controlling financial interest. ATGC and its subsidiaries together are referred to in these financial statements as the “Group”.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)
Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 intends to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations and primarily requires further disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. As an EGC, the Company elected to apply the extended transition period and will adopt ASU 2023‑09 for the year ending December 31, 2026. The ASU impacts disclosure only and did not have an impact on the Company’s condensed consolidated financial statements. The Company will apply the disclosure requirements prospectively beginning with the year ending December 31, 2026; however, for comparability, the Company expects to present comparative income tax disclosures for the year ended December 31, 2025 in its annual financial statements for the year ending December 31, 2026, as applicable.

(c)
New Accounting Standards Not Yet Adopted

The FASB has issued several new accounting pronouncements during the first six months of 2026. The Company has determined that there are no new accounting pronouncements issued but not yet adopted that would have a material impact on the Company's financial position, results of operations, or cash flows.

For further details on new accounting pronouncements issued in prior years but not yet adopted, refer to Note 2(y) in the consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

3.
INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. Income tax expense for the six months ended June 30, 2026 includes a discrete tax expense related to a Swiss withholding tax settlement arising from a prior‑period tax audit. There was no income tax expense for the six months ended June 30, 2025.

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

4.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH

(in thousands)	June 30, 2026 $	December 31, 2025 $
Cash at bank	6,963	5,385
Cash equivalents (1)	249,904	6,697
Current restricted cash	518	494
Total current cash, cash equivalents and current restricted cash	257,385	12,576
Non-current restricted cash (2)	3,509	-
Total cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows	260,894	12,576

(1)
Consisted primarily of money market deposits, treasury bills and term deposits. The Company considers all short-term, highly liquid investments, that are readily convertible to known amounts of cash and with original maturities of three months or less to be cash equivalents.

(2)
Non-current restricted cash includes $3.5 million classified as a non-current asset as of June 30, 2026, relating to cash collateral held in a restricted deposit account supporting a standby letter of credit associated with a property lease.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

5.
ACCRUED AND OTHER LIABILITIES

(in thousands)	June 30, 2026 $	December 31, 2025 $
Current
Accrued liabilities	5,612	3,425
Employee compensation and withholdings	3,850	5,487
Lease asset retirement obligation	538	506
Cash-settled stock-based payment provision	2,233	279
	12,233	9,697

6.
EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 13 Equity in the audited consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

The following issuances of Common Stock occurred during the six months ended June 30, 2026:

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

●
During the three months ended June 30, 2026, a total of 146,851 RSUs vested. Upon settlement, 25,565 shares of Common Stock were withheld to satisfy employee payroll tax‑withholding obligations and were accounted for as share repurchases. As a result, the Company issued 121,286 shares of Common Stock upon settlement.

●
In June 2026, Mr. McDonnell (named executive officer) exercised 62,001 stock options with a weighted-average exercise price of $6.28 per share of Common Stock. Upon exercise, 39,595 shares of Common Stock were withheld under a net settlement arrangement to satisfy the exercise price and were accounted for as share repurchases. As a result, the Company issued 22,406 shares of Common Stock to Mr. McDonnell upon exercise.

●
In June 2026, 35,160 RSUs held by directors vested. Upon settlement, the Company issued 35,160 shares of Common Stock.

For the comparable six-month period ended June 30, 2025, the Company issued:

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

●
In March 2025, investors exercised 10,000 stock options for $6.22 per share, for gross proceeds of $0.1 million.

●
During the three months ended March 31, 2025, 831 unlisted stock options were exercised by employees (excluding directors and named executive officers). These options had a weighted average exercise price of $3.99 per share.

●
During the three months ended June 30, 2025, 283 unlisted stock options were exercised by employees (excluding directors and named executive officers). These options had a weighted average exercise price of $2.39 per share.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

7.
LOSS PER SHARE

The below table presents the computation of basic and diluted loss per share:

		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Loss for the period, attributable to the owners of the Company	$’000	(29,094)	(20,834)	(52,118)	(42,698)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	97,340,200	36,062,364	90,214,603	36,037,465
Basic and diluted loss per share		$(0.30)	(0.58)	(0.58)	(1.18)
Securities excluded as their inclusion would be anti-dilutive	Number	10,565,701	4,953,608	10,565,701	4,953,608

8.
STOCK-BASED COMPENSATION

(a)
Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense recognized for stock options, share price performance (“SPP”) rights, cash incentive units (“CIUs”), restricted stock units (“RSUs”) and shares of Common Stock issued to employees and directors:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Equity-settled stock-based payments (including stock options and RSUs)	2,116	1,541	3,932	3,244
Cash-settled stock-based payments (including SPP rights and CIUs)	1,861	44	1,966	(98)
Total stock-based compensation expense	3,977	1,585	5,898	3,146
Classification of stock-based compensation expense
Cost of products sold	2	12	3	13
Research and development expense	2,370	928	2,988	1,543
Selling, general and administrative expense	1,605	645	2,907	1,590
Total stock-based compensation expense	3,977	1,585	5,898	3,146

As of June 30, 2026, there was $9.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

(b)
Stock-based awards activity

Director options and RSUs

No options were granted to directors during the three or six months ended June 30, 2026 and 2025.

In June 2026, 35,160 RSUs held by directors vested and were settled, resulting in the issuance of 35,160 shares of Common Stock.

In March 2025, 289,500 stock options held by directors were exercised, resulting in the issuance of 32,959 shares of Common Stock.

Employee stock options

During the three and six months ended June 30, 2026, the Company granted 503,150 employee stock options. No employee options were granted during the three or six months ended June 30, 2025.

During the three and six months ended June 30, 2026, employees exercised 62,001 stock options. During the three and six months ended June 30, 2025, employees exercised 283 and 1,114 stock options, respectively.

During the three and six months ended June 30, 2026, 16,667 and 30,084 employee stock options, respectively, were forfeited or expired.

Employee RSUs

During the three and six months ended June 30, 2026, the Company granted 369,161 and 447,901 RSUs, respectively, to employees under the Anteris Technologies Global Corp. Equity Incentive Plan (the “Equity Incentive Plan”). These RSUs generally vest in three tranches, with each tranche typically vesting on the first, second and third anniversaries of the grant date, subject to continued employment, and are settled in shares of Common Stock upon vesting.

During the three and six months ended June 30, 2026, 35,102 and 53,652 RSUs, respectively, were forfeited upon cessation of employment. During the three and six months ended June 30, 2026, 146,851 RSUs vested and were settled in shares of Common Stock.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

8.
STOCK-BASED COMPENSATION (continued)

During the three and six months ended June 30, 2025, the Company granted 527,050 RSUs to employees under its Equity Incentive Plan. During the three and six months ended June 30, 2025, 39,300 RSUs were forfeited upon cessation of employment.

SPP rights

No SPP rights were granted during the three or six months ended June 30, 2026 or 2025. The carrying amount of the SPP liabilities was $2.1 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.

CIUs

CIUs entitle the holders to receive cash payments based on the value of a specified number of notional shares of the Company's Common Stock. The value of the awards is linked to the Company's share price and is remeasured at each reporting date until settlement. The CIUs vest in tranches subject to continued employment or service. During the three and six months ended June 30, 2026, the Company granted 55,804 CIUs. The carrying amount of the CIU liabilities was $93 thousand as of June 30, 2026. No CIUs were granted during the three or six months ended June 30, 2025.

(c)
Fair Value Disclosures

RSUs

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2026 was $8.77 and $8.34 per RSU, respectively. The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2025 was $3.45 per RSU. The fair value of the RSUs was determined based on the market value of the Company’s Common Stock on the grant date, which represents the fair value of the underlying shares.

Employee stock options

The following table provides the weighted average fair value of options granted to employees during the periods indicated and the related weighted average inputs (based on number of options granted) used in the Black-Scholes model. No stock options were granted during the three and six months ended June 30, 2025.

	Three months ended June 30, 2026	Six months ended June 30, 2026
Quantity granted during the period	503,150	503,150
Weighted average fair value per option at grant date	$5.76	$5.76
Assumptions used:
Share price at grant date	$8.77	$8.77
Exercise price	$8.77	$8.77
Expected volatility	70%	70%
Expected life range	5.5 – 6.5 years	5.5 – 6.5 years
Expected dividends	Nil	Nil
Risk-free interest rate range	4.19% – 4.26%	4.19% – 4.26%

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service-based SPP	June 30, 2026	December 31, 2025
Weighted average fair value per SPP	$0.25	$0.10
Share price at measurement date	$9.85	$4.99
Base price	$15.28	$15.28
Expected volatility (weighted average)	80.0%	77.5%
Expected life (weighted average)	0.2 years	0.7 years
Risk-free interest rate (based on government bonds)	3.87%	3.54%

Service- and performance-based SPP	June 30, 2026	December 31, 2025
Weighted average fair value per SPP	$3.20	$0.49
Share price at measurement date	$9.85	$4.99
Base price	$15.28	$15.28
Expected volatility (weighted average)	75.0%	72.3%
Expected life (weighted average)	2.2 years	1.7 years
Risk-free interest rate (based on government bonds)	4.14%	3.47%

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

9.
INVESTMENT IN V2VMEDTECH

The Company provided funding and certain development services to v2vmedtech, inc. (“v2vmedtech”) in exchange for equity in v2vmedtech. The services included engineering, clinical, regulatory, and executive management resources, excluding medical and chief medical officer services, in connection with v2vmedtech’s development of an innovative heart valve repair device utilizing a transcatheter edge-to-edge repair method for a minimally invasive treatment of mitral and tricuspid valve regurgitation.

On April 28, 2026, the Company, through a wholly owned subsidiary, notified v2vmedtech that it had elected to discontinue further development contributions under the Contribution and Stock Purchase Agreement dated April 18, 2023. As a result of this election, the Company paid v2vmedtech a contractual break fee of $0.4 million and subsequently had no further obligation to fund development activities. Following payment of the break fee, the related development agreement (the “Development Agreement”) terminated.

Following termination of the Development Agreement, the Company reassessed its consolidation conclusions relating to v2vmedtech under ASC 810. As part of this reassessment, the Company considered the termination of its funding obligations, the cessation of executive management involvement, and changes in the operational activities of v2vmedtech. Individuals appointed by the Company no longer occupy the Chief Executive Officer or Chief Financial Officer positions of v2vmedtech, and the Company is no longer responsible for the day-to-day management of its operations.

Based on this reassessment, the Company concluded that v2vmedtech no longer meets the definition of a variable interest entity. The Company subsequently assessed whether it maintained a controlling financial interest in v2vmedtech under the voting interest entity model of ASC 810. Although the Company owns approximately 30% of the outstanding voting interests of v2vmedtech, as of June 30, 2026 it retained the right to appoint two of the three members of the v2vmedtech board of directors. The v2vmedtech board of directors is responsible for directing the business and affairs of v2vmedtech. The Company concluded that it continues to have a controlling financial interest in v2vmedtech at balance date and therefore continues to consolidate v2vmedtech in its consolidated financial statements. The Company reassesses its consolidation conclusion whenever facts and circumstances indicate that a change in control may have occurred.

10.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Group had commitments to purchase $0.3 million of plant and equipment, compared to $0.1 million at December 31, 2025.

The Company is involved in various ongoing proceedings arising in the normal course of business, including proceedings related to product, labor, intellectual property and other matters. Management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is required to maintain a $3.5 million irrevocable standby letter of credit securing its obligations under the lease of its Brooklyn Park, Minnesota facility. The amount of the letter of credit may be reduced upon satisfaction of certain contractual milestones. The letter of credit is collateralized by $3.5 million of restricted cash, which is classified as a non-current asset in the condensed consolidated balance sheet and is set to expire on April 21, 2027, subject to automatic annual renewal unless notice of non-extension is provided by the issuing bank.

11.
SEGMENT REPORTING

(a)
Description of segments

Segment information is presented using a management approach, meaning that segment information is provided on the same basis as information is used for internal reporting purposes by the chief operating decision maker (the “CODM”) which is the Company’s Vice Chairman and Chief Executive Officer, who makes key strategic decisions. The CODM is responsible for the allocation of resources and assessing the performance of the Group. Management has determined that the activities of the business as reviewed by the CODM are one segment, being the development and commercialization of the DurAVR® THV System which includes the ADAPT® anti-calcification tissue.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Net sales from external customers	1,009	618	1,503	1,174
Depreciation & amortization	(469)	(418)	(898)	(821)
Interest income	2,320	391	4,042	482
Interest expense	(131)	(22)	(158)	(48)
Other segment items	(31,506)	(21,631)	(56,164)	(43,780)
Segment net loss	(28,777)	(21,062)	(51,675)	(42,993)

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

11.
SEGMENT REPORTING (continued)

No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Cash Flows for significant non-cash items and total expenditure for additions of long-lived assets.

(c)
Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
United States	995	610	1,479	886
Australia	14	8	24	16
Germany	-	-	-	272
	1,009	618	1,503	1,174

 (d)
Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Customer A	995	610	1,479	886
Customer B	-	-	-	272

The total amounts outstanding from these customers was $0.5 million and $28 thousand as of June 30, 2026 and December 31, 2025, respectively.

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

Overview

Anteris is a healthcare company dedicated to revolutionizing cardiac care by pioneering science-driven and measurable advancements to restore heart valve patients to healthy function. Our lead product, the DurAVR® Transcatheter Heart Valve (“THV”) System, was designed in collaboration with the world’s leading interventional cardiologists and cardiac surgeons to treat aortic stenosis — a potentially life-threatening condition resulting from a narrowing of the aortic valve. The balloon-expandable DurAVR® THV is a new class of biomimetic valve, which is shaped to mimic the performance of a healthy human aortic valve and aims to replicate normal aortic blood flow. Our DurAVR® THV System consists of a single-piece, biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system (the “ComASUR® Delivery System”). ADAPT® is our proprietary anti-calcification tissue shaping technology that is designed to reengineer xenograft tissue into a pure, single-piece collagen bioscaffold. Our patented ADAPT® tissue has been clinically demonstrated to be calcium free for up to 10 years post-procedure, according to Performance of the ADAPT-Treated CardioCel® Scaffold in Pediatric Patients With Congenital Cardiac Anomalies: Medium to Long-Term Outcomes, published by William Neethling et al., and has been distributed for use in over 55,000 patients globally in other indications. Our ComASUR® Delivery System, which was developed in consultation with physicians, is designed to provide precise alignment with the heart’s native commissures to achieve accurate placement of the DurAVR® THV.

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

Recruitment to the PARADIGM Trial commenced in Europe in October 2025. In November 2025, we received FDA Investigational Device Exemption (“IDE”) approval, enabling expansion of the trial into the United States. In April 2026, we secured U.S. Medicare reimbursement eligibility for the global pivotal PARADIGM Trial under the Centers for Medicare & Medicaid Services (“CMS”) Transcatheter Aortic Valve Replacement (TAVR) National Coverage Determination 20.32. Recruitment in the United States subsequently commenced, with the first patients enrolled and treated in May 2026.

We received full regulatory clearance from the French National Agency for Medicines and Health Products Safety (“ANSM”) during June 2026, enabling patient recruitment to commence at leading centers in France and further supporting expansion of the trial across Europe.

Recruitment remains ongoing, with planned expansion into additional clinical sites and countries to further support patient enrollment. The PARADIGM Trial is supported by early clinical experience from over 130 patients treated with the DurAVR® THV.

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

In May 2026, we established an at-the-market (“ATM”) equity offering program pursuant to a sales agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $250.0 million from time to time. We intend to use any net proceeds from the ATM program, together with our existing cash and cash equivalents, primarily to support the ongoing development of the DurAVR® THV System, with the remainder for working capital and other general corporate purposes.

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

Our management has determined that the activities of the business as reviewed by our Vice Chairman and Chief Executive Officer, who also serves as our chief operating decision maker, are one segment, being the development and commercialization of the DurAVR® THV System which includes the ADAPT® anti-calcification tissue.

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

The Supply and License Agreement with 4C (the “4C Agreement”), had an initial seven-year term that ended on June 1, 2025, and under its terms would automatically renew for successive one-year periods unless either party provided written notice of non-renewal at least 180 days prior to the applicable renewal date. On November 26, 2025, we notified 4C that we would not renew the 4C Agreement for the next renewal term. The 4C Agreement expired on June 1, 2026. The Company expects to continue supplying products under purchase orders issued prior to the expiration of the 4C Agreement, generally on the same commercial terms and conditions that applied under the 4C Agreement. The expiration of the 4C Agreement is not expected to have a material impact on our financial results.

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

R&D Expense

R&D has been a significant focus with investments in the DurAVR® THV System, including the DurAVR® THV, the ComASUR® Delivery System, a disposable crimper, and an expandable access sheath. These components are collectively managed as part of the overall DurAVR® THV System rather than as separate projects. Since late 2021, when our DurAVR® THV was first used in human trials in Tbilisi, Georgia, R&D efforts have focused on incorporating clinical insights to refine and advance the technology, supporting the pathway toward commercialization. These costs have included, among others, preclinical and clinical studies, design iterations, lab services, clinical data monitoring, project and site management, travel, data management and safety monitoring of the study.

During the six months ended June 30, 2026, we continued to expand global manufacturing capacity to scale for the PARADIGM Trial. Production (DurAVR® THV, ComASUR® Delivery System, crimper, E-sheath) is being progressively scaled into new or expanded Clean Room facilities, increasing manufacturing capacity relative to 2025 capacity levels. The transition to the new facilities aims for a reliable and scaled inventory supply to support the PARADIGM Trial. In addition, the gold-standard ADAPT® tissue for the DurAVR® THV is planned to be sourced from both the United States and Australia to help mitigate supply chain risks. This progress reflects the strategic deployment of capital into areas that support operational readiness and long-term growth capacity for clinical and commercial success.

Results of Operations

The following tables set forth our results of operations (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$1,009	$618	63%	$1,503	$1,174	28%
Costs and expenses:
Cost of products sold	(233)	(148)	57%	(347)	(355)	(2)%
Research and development expense	(23,369)	(16,340)	43%	(40,826)	(32,796)	24%
Selling, general and administrative expense	(8,404)	(5,014)	68%	(15,334)	(10,687)	43%
Operating loss	(30,997)	(20,884)	48%	(55,004)	(42,664)	29%
Other non-operating income, net	2,420	148	1,535%	4,142	239	1,633%
Interest and amortization of debt discount and expense	(131)	(22)	495%	(158)	(48)	229%
Net foreign exchange (losses)/gains	(104)	(309)	(66)%	(198)	(528)	(63)%
Fair value movement of derivatives	35	5	600%	35	8	338%
Loss before income taxes from continuing operations	(28,777)	(21,062)	37%	(51,183)	(42,993)	19%
Income tax (expense)/benefit	-	-	-	(492)	-	(100)%
Loss after income tax	(28,777)	(21,062)	37%	(51,675)	(42,993)	20%
Total (loss)/gain is attributable to:
Non-controlling interests	317	(228)	(239)%	443	(295)	(250)%
Stockholders of the Company	$(29,094)	$(20,834)	40%	$(52,118)	$(42,698)	22%

Net Sales

Net sales for the three months ended June 30, 2026 were $1.0 million, compared to $0.6 million for the same period in the prior year, representing an increase of $0.4 million (63%). The increase primarily reflects increased sales of tissue products to 4C.

Net sales for the six months ended June 30, 2026 were $1.5 million, compared to $1.2 million for the same period in the prior year, representing an increase of $0.3 million (28%). The increase primarily reflects increased sales of tissue products to 4C and was partially offset by the cessation of sales of CardioCel™ and VascuCel™ products under the Transition Services Agreement with LeMaitre, which expired in January 2025.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2026 was $233 thousand, compared to $148 thousand for the same period in the prior year, representing an increase of $85 thousand (57%). Cost of products sold increased in line with the increase in sales volumes of tissue products to 4C. Gross margin remained generally consistent with the prior-year period.

Cost of products sold for the six months ended June 30, 2026 was $347 thousand, compared to $355 thousand for the same period in the prior year, a decrease of 2%. Cost of products sold remained generally consistent with the prior-year period, despite a 28% increase in net sales primarily due to a shift in sales mix toward higher-margin tissue product sales to 4C, partially offset by the absence of CardioCel™ and VascuCel™ product sales under the Transition Services Agreement with LeMaitre, which expired in January 2025.

R&D Expense

R&D expenses during the three months ended June 30, 2026 were $23.4 million, compared to $16.3 million for the same period in the prior year, representing an increase of $7.0 million (43%). This increase was primarily due to an increase of $3.6 million in the three months ended June 30, 2026 related to the upscaling of manufacturing and quality capabilities, including process development and validation activities and the expansion of headcount, an increase of $3.1 million related to activities linked to the PARADIGM Trial, including the scaling of our field based clinical team, and higher stock-based payment expenses of $1.4 million resulting from increases in the share price and headcount. These were partly offset by reduced DurAVR® product research costs of $0.7 million, and lower v2vmedtech development expenses of $0.6 million, reflecting reduced development activities following our decision to cease further v2vmedtech funding.

R&D expenses during the six months ended June 30, 2026 were $40.8 million, compared to $32.8 million for the same period in the prior year, representing an increase of $8.0 million (24%). This increase was primarily due to an increase of $5.6 million in the six months ended June 30, 2026 related to the upscaling of manufacturing and quality capabilities, including process development and validation activities and the expansion of headcount, and an increase of $3.9 million related to activities linked to the PARADIGM Trial, including the scaling of our field based clinical team, and higher stock-based payment expenses of $1.4 million resulting from increases in the share price and headcount. These were partly offset by reduced DurAVR® product research costs of $2.4 million, and lower v2vmedtech development expenses of $0.8 million, reflecting reduced development activities following our decision to cease further v2vmedtech funding.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended June 30, 2026 were $8.4 million, compared to $5.0 million for the same period in the prior year, representing an increase of $3.4 million (68%). This increase was primarily due to higher employee costs associated with headcount growth, increased stock-based payment expenses, and additional consulting and IT expenditures to support the expansion of our operations.

Selling, general and administrative expenses during the six months ended June 30, 2026 were $15.3 million, compared to $10.7 million for the same period in the prior year, representing an increase of $4.6 million (43%). This increase was primarily due to higher employee costs associated with headcount growth, increased stock-based payment expenses, and additional consulting and IT expenditures to support the expansion of our operations.

Other Non-Operating Income, Net

Other non-operating income, net during the three months ended June 30, 2026 was $2.4 million, compared to $0.1 million for the same period in the prior year, representing an increase of $2.3 million (1,535%). Other non-operating income, net during the six months ended June 30, 2026 was $4.1 million, compared to $0.2 million for the same period in the prior year, representing an increase of $3.9 million (1,633%). The increases during both periods were primarily due to higher investment income earned on money-market fund deposits and U.S. Treasury securities following the January 2026 capital raises.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange losses during the three months ended June 30, 2026 were $0.1 million, compared to $0.3 million for the same period in the prior year, representing a decrease of $0.2 million (66%). The decrease primarily reflects lower foreign exchange movements recognized on foreign currency denominated intercompany and cash balances. During the three months ended June 30, 2026, the U.S. dollar depreciated by approximately 1% relative to the Australian dollar (“AUD $”), compared to a depreciation of approximately 4% during the three months ended June 30,2025.

Net foreign exchange losses during the six months ended June 30, 2026 were $0.2 million, compared to $0.5 million for the same period in the prior year, representing a decrease of $0.3 million (63%). The decrease primarily reflects lower foreign exchange movements recognized on foreign currency denominated intercompany and cash balances. During the first half of 2026, the U.S. dollar depreciated by approximately 3% relative to the AUD $, compared to a depreciation of approximately 5% during the first half of 2025.

Income Tax (Expense)/Benefit

Income tax expense for the six months ended June 30, 2026 was $0.5 million, compared to nil for the same period in the prior year. The increase was due to withholding tax recognized during the period in connection with amounts payable by our Swiss subsidiary. No income tax expense was recognized during the three months ended June 30, 2026 or 2025.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and cash outflows from operating activities since inception. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $422.7 million and $370.5 million, respectively.

In recent years, our operations have primarily been financed through the issuance of capital stock as well as through convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. We have also generated additional funding through interest earned on cash deposits. In May 2026, we established an ATM equity offering program pursuant to a sales agreement with TD Cowen, under which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $250.0 million from time to time.

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $260.9 million, including $3.5 million classified as a non-current asset. This relates to cash collateral supporting a standby letter of credit associated with a property lease. As of June 30, 2026 and December 31, 2025, we had lease liabilities of $2.9 million and $2.2 million, respectively relating to existing leased properties. In addition, as of June 30, 2026, we had entered into a long-term property lease that had not yet commenced and therefore was not recognized as a lease liability in the condensed consolidated balance sheet. The future undiscounted contractual lease payments associated with this arrangement are $23.2 million over the lease term.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	% Change
Net Cash provided by (used in):
Operating activities	$(49,477)	$(41,024)	(21)%
Investing activities	(830)	573	(245)%
Financing activities	298,634	(1,533)	19,580%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(9)	(36)	75%
Net change in cash, cash equivalents and restricted cash	$248,318	$(42,020)	691%

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $49.5 million, compared to $41.0 million in the same period in the prior year, reflecting an increase of $8.5 million (21%), primarily due to higher cash outflows for R&D, including costs relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory and ongoing activities linked to the PARADIGM Trial, and an increase in salaries and wages relating to headcount growth.

Operating cash outflows were also impacted by timing of the settlement of working capital liabilities that were outstanding at December 31, 2025, which were elevated due to the timing of supplier payments prior to the completion of our January 2026 capital raising activities. Interest received increased to $3.8 million during the six months ended June 30, 2026, compared to $0.4 million during the same period in 2025, primarily reflecting higher average cash balances following our January 2026 capital raising activities.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $0.8 million, compared to net cash provided by investing activities of $0.6 million in the same period in the prior year, reflecting a decrease of $1.4 million. This decrease was due to the receipt of $1.4 million of deferred proceeds from LeMaitre in the prior year, relating to the 2019 sale of distribution rights, for which there was no corresponding inflow in the current year. Cash outflows for purchases of plant and equipment were $0.8 million during the six months ended June 30, 2026, which is broadly consistent with the same period in 2025.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $298.6 million, compared to net cash used in financing activities of $1.5 million in the same period of the prior year, reflecting an increase of $300.2 million. During the six months ended June 30, 2026, we received proceeds of $308.3 million from the issuance of shares of Common Stock net of underwriting fees, which was partially offset by $8.6 million of share issuance costs paid during the period, including costs associated with the establishment of the ATM program. During the six months ended June 30, 2025, we received proceeds of $0.6 million from share issuances and incurred $1.2 million of transaction costs related to our 2024 initial public offering. In addition, we repaid $0.9 million of outstanding insurance-related supplier financing debt during both the current and prior periods.

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

The lease liabilities recognized as of June 30, 2026 relate to leases expiring between July 2026 and April 2030, and certain leases include options to extend. As of June 30, 2026, future contractual lease payments associated with these recognized leases totaled $3.4 million. In addition, as of June 30, 2026, we had entered into a long-term property lease that had not yet reached its commencement date and therefore was not recognized as a lease liability in the condensed consolidated balance sheet. Future undiscounted contractual lease payments associated with this lease are $23.2 million over the lease term.

The locations and uses of our material properties are as follows:

Location of Facility	Lease expiry date	Extension options
9435 Winnetka Avenue North, Brooklyn Park, MN 55444 (1)	August 31, 2037	Two seven-year options
11600-11628 96th Avenue North, Maple Grove, MN 55369 (2)	April 30, 2030	One two-year option
26 Harris Road, Malaga WA 6090, Australia (3)	July 31, 2026	One three-year option and two two-year options

(1) In April 2026, we entered into a long-term lease arrangement for additional office and warehouse space, with the lease term commencing on September 1, 2026. Accordingly, no lease liability was recognized as of June 30, 2026. We will evaluate and recognize the lease in accordance with ASC 842 upon commencement of the lease term.

(2) Predominantly used for R&D, manufacturing of the DurAVR® THV System and regulatory compliance teams.

(3) Subsequent to June 30, 2026, we amended the lease agreement to replace the single five-year extension option with one three-year extension option and two two-year extension options. As a result, we will remeasure the lease liability and ROU asset in the period the amendment was executed.

All properties are leased. Our properties are well maintained, are in good operating condition, and are suitable for current requirements. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Commitments

At June 30, 2026, we had commitments to purchase $0.3 million of plant and equipment.

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

Our significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in our Annual Report. There were no significant changes to these policies during the six months ended June 30, 2026.

Consolidation of v2vmedtech

We consolidate entities in which we have a controlling financial interest. Determining whether a controlling financial interest exists requires significant judgment and consideration of the relevant facts and circumstances, including ownership interests, governance rights, board representation and contractual arrangements. Changes in these facts and circumstances may require reassessment of our consolidation conclusions.

During the six months ended June 30, 2026, we reassessed our consolidation conclusions relating to v2vmedtech under ASC 810 following the termination of its funding obligations under the Contribution and Stock Purchase Agreement with v2vmedtech, the cessation of our executive management involvement in v2vmedtech and changes in the operational activities of v2vmedtech. Based on this reassessment, we concluded that v2vmedtech no longer meets the definition of a variable interest entity.

We subsequently assessed whether we maintained a controlling financial interest in v2vmedtech under the voting interest entity model of ASC 810. Although we own approximately 30% of the outstanding voting interests of v2vmedtech, as of June 30, 2026, we retained the right to appoint two of the three members of the v2vmedtech board of directors. The v2vmedtech board of directors is responsible for directing the business and affairs of v2vmedtech and making decisions regarding its significant activities. As a result, we concluded that we continued to have a controlling financial interest in v2vmedtech and therefore continue to consolidate v2vmedtech in our condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

See Note 2 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Based on our public float as of June 30, 2026, we expect to become a large accelerated filer and cease qualifying as an EGC beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. As a result, the extended transition period for complying with new or revised accounting standards and certain other accommodations available to EGCs will no longer be available beginning with that report. We will also be required to comply with the filing deadlines applicable to large accelerated filers and include an attestation report of our independent registered public accounting firm on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.

We are currently a “smaller reporting company” (an “SRC”), as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our public float as of June 30, 2026, we expect to no longer qualify as an SRC. However, we expect to be permitted to continue using SRC scaled disclosure accommodations through our Annual Report on Form 10-K for the year ending December 31, 2026, with full non-SRC disclosure requirements beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

We are an SRC, as defined by Rule 12b-2 under the Exchange Act, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has initiated and continues to implement a remediation plan to address the material weaknesses described above. During the year ended December 31, 2025 and through the quarter ended June 30, 2026, we implemented changes to our internal control over financial reporting, including enhancements to our control environment, improvements to process-level controls, and formal documentation of policies, processes, risks, and controls. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and enhanced review procedures. Management has commenced testing and is currently validating the operating effectiveness of these enhanced controls, and remediation actions are progressing as planned.

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

Item 1A.
Risk Factors

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. Please refer to the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report. Other than the supplemental risk factors provided below, there have been no material changes or additions to our risk factors discussed in such report that could materially impact our business, results of operations, cash flow, liquidity, or financial condition.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

Not applicable.

(c)
Issuer Purchases of Equity Securities

None.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

Trading Plans - Directors and Officers

During the three months ended June 30, 2026, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1 †	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Warrant	10-Q	11/12/2025	4.2
4.3	Form of Confirmation Letter (containing the terms of the CDI Warrants)	10-Q	11/12/2025	4.3
10.1†^	Lease of Brooklyn Park, Minnesota, dated April 1, 2026, by and between Anteris Technologies Corporation and Northcross West Industrial Owner, LLC	10-Q	5/12/2026	10.1
10.2	Sales Agreement, dated as of May 22, 2026, by and between Anteris Technologies Global Corp. and TD Securities (USA) LLC.	8-K	5/22/2026	1.1
10.3	Notice of Grant and Service Provider Cash Incentive Unit Agreement, dated May 19, 2026, between Anteris Technologies Global Corp. and Stephen Denaro.				X
24.1	Power of Attorney (included in the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 11th day of August, 2026.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew McDonnell
	Name:	Matthew McDonnell
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)