Form 10-K/A
period 2025-12-31
Anteris Technologies Global Corp.
filed 2026-11-09
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, was approximately $136.4 million, based on the closing price of the Registrant’s common stock on The Nasdaq Global Market on that date of $3.79 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2026 was 97,232,054.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Report”), is solely to correct an inadvertent clerical omission of the introductory language in paragraph 4 regarding internal control over financial reporting and paragraph 4(b) from Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer (the “CFO Certification”), filed with the Original Report. The omission was limited to the text of the certification and did not reflect any change in management’s assessment of the Company’s disclosure controls and procedures or internal control over financial reporting. This Amendment consists solely of the cover page, this Explanatory Note, Item 15 of Part IV, the signature page hereto, and the certifications filed as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, paragraph 3 of each certification has been omitted. Furthermore, the cover page has been updated to reflect the aggregate market value of Anteris Technologies Global Corp.’s (the “Registrant”) common stock held by non-affiliates of the Registrant as of the last business day of its most recently completed second fiscal quarter as of the date the Original Report was filed. In addition, the exhibit index to the Original Report inadvertently omitted references to Exhibits 101 and 104; however, the Interactive Data Files required by Item 601(b)(101) and 601(b)(104) of Regulation S-K were submitted with the Original Report. No other changes or updates have been made to the Original Report, including to the Company’s financial statements, results of operations or other disclosures in the Original Report, and this Amendment does not reflect subsequent events occurring after the original filing date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC.

The Original Report was certified by Matthew McDonnell, who served as the principal financial officer of Anteris Technologies Global Corp. (the “Company”) at the time of its filing. Following the appointment of Brent Moen as the Company's principal financial officer, the revised CFO Certification filed as Exhibit 31.2 to the Amendment is being executed by Brent Moen in that capacity.

Item 15.
Exhibits and Financial Statement Schedules

(b) The following documents are filed as exhibits to this Amendment:

Exhibit Number	Description	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 8th day of November, 2026.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)