Form 10-Q/A
period 2026-03-31
Anteris Technologies Global Corp.
filed 2026-11-09
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2026 (the “Original Report”), is solely to correct an inadvertent clerical omission of the introductory language in paragraph 4 regarding internal control over financial reporting and paragraph 4(b) from Exhibit 31.1, Certification of the Principal Executive Officer, and Exhibit 31.2, Certification of the Principal Financial Officer (the “CFO Certification”), filed with the Original Report. The omission was limited to the text of the certification and did not reflect any change in management’s assessment of the Company’s disclosure controls and procedures or internal control over financial reporting. This Amendment consists solely of the cover page, this Explanatory Note, Item 6 of Part II, the signature page hereto, and the certifications filed as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, paragraph 3 of each certification has been omitted. No other changes or updates have been made to the Original Report, including to the Company’s financial statements, results of operations or other disclosures in the Original Report, and this Amendment does not reflect subsequent events occurring after the original filing date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC.

The Original Report was certified by Matthew McDonnell, who served as the principal financial officer of Anteris Technologies Global Corp. (the “Company”) at the time of its filing. Following the appointment of Brent Moen as the Company's principal financial officer, the revised CFO Certification filed as Exhibit 31.2 to the Amendment is being executed by Brent Moen in that capacity.

PART II — OTHER INFORMATION

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this Amendment.

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

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent Moen
	Name:	Brent Moen
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)