Form 10-Q
period 2026-09-30
Anteris Technologies Global Corp.
filed 2026-11-10
CIK 2011514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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
YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock as of November 9, 2026 was 97,493,429.

ANTERIS TECHNOLOGIES GLOBAL CORP.

FORM 10-Q

For the quarterly period ended September 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including statements regarding our future results of operations and financial position, business strategy, product development, and plans and objectives of management for future operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “plan,” “guidance,” “outlook,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

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

Part I. Financial Information

Item 1.
Financial Statements

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share information; unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026 $	2025 $	2026 $	2025 $
Net sales		519	429	2,022	1,603
Costs and expenses:
Cost of products sold		(126)	(123)	(473)	(478)
Research and development expense		(21,333)	(16,810)	(62,159)	(49,606)
Selling, general and administrative expense		(8,901)	(5,761)	(24,235)	(16,448)
Operating loss		(29,841)	(22,265)	(84,845)	(64,929)
Other non-operating income, net		2,600	147	6,742	386
Interest and amortization of debt discount and expense		(17)	(15)	(175)	(63)
Net foreign exchange (losses)/gains		160	(83)	(38)	(611)
Fair value movement of derivatives		-	7	35	15
Loss before income taxes from continuing operations		(27,098)	(22,209)	(78,281)	(65,202)
Income tax benefit/(expense)		272	-	(220)	-
Net loss		(26,826)	(22,209)	(78,501)	(65,202)

Total (loss)/gain is attributable to:
Non-controlling interests	10	-	35	443	(260)
Stockholders of the Company		(26,826)	(22,244)	(78,944)	(64,942)
		(26,826)	(22,209)	(78,501)	(65,202)

Share information
Basic and diluted loss per share ($ per share)	8	(0.28)	(0.62)	(0.85)	(1.80)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026 $	2025 $	2026 $	2025 $
Net loss	(26,826)	(22,209)	(78,501)	(65,202)
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(187)	31	(57)	644
Other comprehensive (loss)/income for the period, net of tax	(187)	31	(57)	644
Total comprehensive loss	(27,013)	(22,178)	(78,558)	(64,558)

Total comprehensive loss is attributable to:
Non-controlling interests	-	35	443	(260)
Stockholders of the Company	(27,013)	(22,213)	(79,001)	(64,298)
	(27,013)	(22,178)	(78,558)	(64,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share quantities; unaudited)

	Note	September 30, 2026 $	December 31, 2025 $
ASSETS
Current Assets
Cash, cash equivalents and restricted cash	4	232,756	12,576
Accounts receivable from customers, net of allowances		220	32
Inventories		-	152
Prepaid expenses		2,379	642
Other current assets		2,228	2,274
Total Current Assets		237,583	15,676
Non-Current Assets
Plant and equipment, net		5,684	5,261
Operating lease right-of-use assets, net	6	15,531	1,995
Intangible assets, net		89	65
Other assets	4	3,578	-
Total Non-Current Assets		24,882	7,321
TOTAL ASSETS		262,465	22,997
LIABILITIES
Current Liabilities
Accounts payable		5,618	11,094
Accrued and other liabilities	5	12,874	9,697
Current portion of operating lease liabilities		476	566
Current portion of debt obligations		117	16
Total Current Liabilities		19,085	21,373
Non-Current Liabilities
Long-term operating lease liabilities	6	15,462	1,678
Long-term debt obligations		61	22
Other liabilities		803	177
Total Non-Current Liabilities		16,326	1,877
TOTAL LIABILITIES		35,411	23,250
COMMITMENTS AND CONTINGENCIES	11
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 400,000,000 shares authorized, 97,493,429 and 41,579,881 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	10	4
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, no shares outstanding		-	-
Additional paid in capital		686,570	380,711
Accumulated other comprehensive loss		(10,333)	(10,276)
Accumulated deficit		(449,476)	(370,532)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		226,771	(93)
Non-controlling interests	10	283	(160)
TOTAL EQUITY (DEFICIT)		227,054	(253)
TOTAL LIABILITIES AND EQUITY		262,465	22,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non-controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2025	41,579,881	4	380,711	(10,276)	(370,532)	(93)	(160)	(253)
Net (loss)/gain	-	-	-	-	(23,024)	(23,024)	126	(22,898)
Other comprehensive gain	-	-	-	52	-	52	-	52
Common stock issued	55,652,173	6	299,688	-	-	299,694	-	299,694
Stock-based compensation	-	-	1,816	-	-	1,816	-	1,816
Balance at March 31, 2026	97,232,054	10	682,215	(10,224)	(393,556)	278,445	(34)	278,411
Net (loss)/gain	-	-	-	-	(29,094)	(29,094)	317	(28,777)
Other comprehensive gain	-	-	-	78	-	78	-	78
Common stock issued	178,852	-	(158)	-	-	(158)	-	(158)
Stock-based compensation	-	-	2,116	-	-	2,116	-	2,116
Balance at June 30, 2026	97,410,906	10	684,173	(10,146)	(422,650)	251,387	283	251,670
Net loss	-	-	-	-	(26,826)	(26,826)	-	(26,826)
Other comprehensive loss	-	-	-	(187)	-	(187)	-	(187)
Common stock issued	82,523	-	276	-	-	276	-	276
Stock-based compensation	-	-	2,121	-	-	2,121	-	2,121
Balance at September 30, 2026	97,493,429	10	686,570	(10,333)	(449,476)	226,771	283	227,054

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share quantities; unaudited)

	Common stock		Additional Paid in Capital $	Accumulated Other Comprehensive Loss $	Accumulated Deficit $	Total Stockholders’ Equity $	Non-controlling interests $	Total Equity $
	Shares Quantity	Par Value $
Balance at December 31, 2024	35,939,816	4	350,036	(10,891)	(276,388)	62,761	(79)	62,682
Net loss	-	-	-	-	(21,864)	(21,864)	(67)	(21,931)
Other comprehensive gain	-	-	-	174	-	174	-	174
Common stock issued	122,271	-	485	-	-	485	-	485
Stock-based compensation	-	-	1,703	-	-	1,703	-	1,703
Balance at March 31, 2025	36,062,087	4	352,224	(10,717)	(298,252)	43,259	(146)	43,113
Net loss	-	-	-	-	(20,834)	(20,834)	(228)	(21,062)
Other comprehensive gain	-	-	-	439	-	439	-	439
Common stock issued	283	-	1	-	-	1	-	1
Stock-based compensation	-	-	1,541	-	-	1,541	-	1,541
Balance at June 30, 2025	36,062,370	4	353,766	(10,278)	(319,086)	24,406	(374)	24,032
Net (loss)/gain	-	-	-	-	(22,244)	(22,244)	35	(22,209)
Other comprehensive gain	-	-	-	31	-	31	-	31
Stock-based compensation	-	-	1,505	-	-	1,505	-	1,505
Balance at September 30, 2025	36,062,370	4	355,271	(10,247)	(341,330)	3,698	(339)	3,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars; unaudited)

		Nine months ended September 30,
	Note	2026 $	2025 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(78,501)	(65,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		1,394	1,238
Equity-settled stock-based compensation		6,053	4,749
Net foreign exchange losses		38	611
Other items		157	(21)
Change in operating assets and liabilities:
Accounts receivable, prepayments and other assets		(1,728)	379
Inventories		152	77
Accounts payable, accrued and other liabilities		62	(1,107)
NET CASH USED IN OPERATING ACTIVITIES		(72,373)	(59,276)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment		(2,180)	(1,557)
Acquisition of intangible assets		(45)	-
Deferred proceeds from sale of distribution rights		-	1,358
NET CASH USED IN INVESTING ACTIVITIES		(2,225)	(199)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares, net of underwriting fees	7	308,646	619
Share issue transaction costs	7	(8,845)	(1,195)
Tax withholding paid on net-settled equity awards	7	(248)	(97)
Repayment of debt		(1,167)	(1,145)
Principal payments on finance lease obligations		(16)	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		298,370	(1,827)
Effect of exchange rate movements on cash, cash equivalents and restricted cash		(14)	(37)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Net change during the period		223,758	(61,339)
Balance at beginning of period		12,576	70,458
Balance at end of period	4	236,334	9,119

SUPPLEMENTAL CASH FLOW INFORMATION
Operating cash outflows relating to operating leases		780	738
Non-cash additions to right-of-use assets and lease liabilities		14,117	1,663
Cash received for research and development tax incentive		-	594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

1.
DESCRIPTION OF BUSINESS

The principal activities of Anteris Technologies Global Corp. (“ATGC,” “Anteris,” “Company,” “we,” “us,” or “our”) include:

●
Continued research and development (“R&D”) of the DurAVR® Transcatheter Heart Valve (“THV”), consisting of a single-piece biomimetic valve made with our proprietary ADAPT® tissue-enhancing technology and deployed with our ComASUR® balloon-expandable delivery system (the “ComASUR® Delivery System”), designed to address unmet medical needs in the treatment of aortic stenosis. The DurAVR® THV, with its single piece, native-shaped biomimetic design is built to mimic the performance of a healthy aortic valve and to restore normal laminar blood flow. This new class of technology can be used to treat new aortic stenosis patients and to treat aortic stenosis patients where their current bioprosthetic aortic valve is failing (“valve-in-valve”).

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

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). These policies have been consistently applied to all the periods presented, unless otherwise stated. The accompanying condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results that may be expected for the full year or any other subsequent interim period.

Unless noted otherwise, all dollar amounts are in thousands of United States dollars (“U.S. dollars” or “$”). Some amounts may not reconcile due to rounding.

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), and may elect to use the extended transition period provided under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) for complying with new or revised accounting standards applicable to public companies. The Company expects to cease qualifying as an EGC beginning with its Annual Report on Form 10-K for the year ending December 31, 2026. As a result, certain EGC accommodations will no longer be available.

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

(a)
Principles of consolidation

The condensed consolidated financial statements include the accounts of ATGC, its wholly-owned subsidiaries, and entities for which the Company has a controlling financial interest. ATGC and its subsidiaries together are referred to in these financial statements as the “Group”.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)
Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. ASU 2023-09 intends to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations and primarily requires further disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. As an EGC, the Company elected to apply the extended transition period and will adopt ASU 2023‑09 for the year ending December 31, 2026. The ASU impacts annual disclosure requirements only and did not have an impact on the Company’s condensed consolidated financial statements. The Company will apply the disclosure requirements prospectively beginning with the year ending December 31, 2026.

(c)
New Accounting Standards Not Yet Adopted

The FASB has issued several new accounting pronouncements during the first nine months of 2026. The Company has determined that there are no new accounting pronouncements issued but not yet adopted that would have a material impact on the Company's financial position, results of operations, or cash flows.

For further details on new accounting pronouncements issued in prior years but not yet adopted, refer to Note 2(y) in the consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

3.
INCOME TAX

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. Income tax expense for the nine months ended September 30, 2026 includes a discrete tax expense related to a Swiss withholding tax settlement arising from a prior‑period tax audit, partially offset by a reimbursement of withholding tax recoverable during the third quarter of 2026.

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

4.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH

(in thousands)	September 30, 2026 $	December 31, 2025 $
Cash at bank	15,312	5,385
Cash equivalents (1)	216,987	6,697
Current restricted cash	457	494
Total current cash, cash equivalents and current restricted cash	232,756	12,576
Non-current restricted cash (2)	3,578	-
Total cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows	236,334	12,576

(1)
Consisted primarily of money market deposits, treasury bills and term deposits. The Company considers all short-term, highly liquid investments, that are readily convertible to known amounts of cash and with original maturities of three months or less to be cash equivalents.

(2)
Non-current restricted cash includes $3.5 million classified as a non-current asset as of September 30, 2026, relating to cash collateral held in a restricted deposit account supporting a standby letter of credit associated with a property lease.

5.
ACCRUED AND OTHER LIABILITIES

(in thousands)	September 30, 2026 $	December 31, 2025 $
Current
Accrued liabilities	6,187	3,425
Employee compensation and withholdings	5,188	5,487
Lease asset retirement obligation	-	506
Cash-settled stock-based payment provision	1,499	279
	12,874	9,697

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

6.
LEASES

In April 2026, the Company, through a wholly owned subsidiary, entered into a lease agreement for office and warehouse space located in Brooklyn Park, Minnesota. The lease commenced on September 1, 2026 and was classified as an operating lease. Upon commencement, the Company recognized a right-of-use asset and corresponding lease liability of approximately $13.4 million. The lease liability was measured using a discount rate of 10.0%.

Refer to Note 11 Commitments and Contingencies, for information regarding the standby letter of credit associated with the lease.

7.
EQUITY

Share Capital

For information on the pertinent rights and privileges of the Company’s outstanding shares, refer to Note 13 Equity in the audited consolidated financial statements for the year ended December 31, 2025 as included in the Annual Report.

The following issuances of Common Stock occurred during the nine months ended September 30, 2026:

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

●
On January 20, 2026, the Company entered into a stock purchase agreement with Covidien Group S.à r.l. (“Medtronic”), a wholly owned subsidiary of Medtronic plc, pursuant to which the Company issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”). The Medtronic Private Placement closed on January 22, 2026, immediately after the completion of the 2026 Public Offering, and generated gross proceeds of approximately $90.0 million, before deducting placement agent fees and estimated offering expenses. The issuance and sale of the shares of Common Stock to Medtronic in the Medtronic Private Placement was not registered under the Securities Act and the shares were issued and sold in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.

●
During the three months ended June 30, 2026, a total of 182,011 RSUs vested, including 35,160 RSUs held by directors. Upon settlement, 25,565 shares of Common Stock were withheld to satisfy employee payroll tax‑withholding obligations and were accounted for as share repurchases. As a result, the Company issued 156,446 shares of Common Stock upon settlement.

●
In June 2026, Mr. McDonnell exercised 62,001 stock options with a weighted-average exercise price of $6.28 per share of Common Stock. Upon exercise, 39,595 shares of Common Stock were withheld under a net settlement arrangement to satisfy the exercise price and were accounted for as share repurchases. As a result, the Company issued 22,406 shares of Common Stock to Mr. McDonnell upon exercise.

●
During the three months ended September 30, 2026, a total of 3,998 RSUs vested. Upon settlement, 715 shares of Common Stock were withheld to satisfy employee payroll tax‑withholding obligations and were accounted for as share repurchases. As a result, the Company issued 3,283 shares of Common Stock upon settlement.

●
During the three months ended September 30, 2026, 113,000 stock options were exercised, including 60,000 stock options exercised by Mr. St Denis (director and named executive officer). The options exercised had a weighted average exercise price of $5.61 per share of Common Stock. Upon exercise, 80,828 shares of Common Stock were withheld under a net settlement arrangement to satisfy the exercise price and employee payroll tax‑withholding obligations and were accounted for as share repurchases. As a result, the Company issued 32,172 shares of Common Stock upon settlement.

●
During the three months ended September 30, 2026, investors exercised 47,068 CDI warrants for $7.93 per share (AUD $11.50) raising $0.4 million.

For the comparable nine-month period ended September 30, 2025, the Company issued:

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

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

8.
LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share:

		Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Loss for the period, attributable to stockholders of the Company	$’000	(26,826)	(22,244)	(78,944)	(64,942)
Weighted average number of shares outstanding: used in the denominator in calculating basic and diluted loss per share	Number	97,460,671	36,062,370	92,656,501	36,045,858
Basic and diluted loss per share		$(0.28)	(0.62)	(0.85)	(1.80)
Securities excluded as their inclusion would be anti-dilutive	Number	10,747,205	3,890,493	10,747,205	3,890,493

9.
STOCK-BASED COMPENSATION

(a)
Stock-based compensation expense

The following table presents the components and classification of stock-based compensation expense recognized for stock options, share price performance (“SPP”) rights, cash incentive units (“CIUs”), restricted stock units (“RSUs”) and shares of Common Stock issued to employees and directors:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Equity-settled stock-based payments (including stock options and RSUs)	2,121	1,505	6,053	4,749
Cash-settled stock-based payments (including SPP rights and CIUs)	(718)	98	1,248	-
Total stock-based compensation expense	1,403	1,603	7,301	4,749
Classification of stock-based compensation expense
Cost of products sold	1	11	4	24
Research and development expense	13	879	3,001	2,422
Selling, general and administrative expense	1,389	713	4,296	2,303
Total stock-based compensation expense	1,403	1,603	7,301	4,749

As of September 30, 2026, there was $10.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(b)
Stock-based awards activity

Stock options

The following table summarizes stock option activity for employees and directors during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,			Nine months ended September 30,
Number of stock options	2026		2025	2026		2025
Outstanding at beginning of period	3,079,960		2,725,260	2,668,895		3,088,874
Granted	359,803		21,500	862,953		21,500
Forfeited / Expired	(72,171)		(69,166)	(102,255)		(142,166)
Exercised	(113,000)	(1)	-	(175,001)	(1)	(290,614)	(2)
Outstanding at end of period	3,254,592		2,677,594	3,254,592		2,677,594

(1)
In August 2026, 60,000 stock options held by a director and named executive officer were exercised, resulting in the issuance of 14,928 shares of Common Stock.

(2)
In March 2025, 289,500 stock options held by directors were exercised, resulting in the issuance of 32,959 shares of Common Stock.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

9.
STOCK-BASED COMPENSATION (continued)

RSUs

The following table summarizes RSU activity for employees and directors during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Number of RSUs	2026	2025	2026		2025
Outstanding at beginning of period	2,100,741	1,237,749	1,888,503		749,999
Granted	106,765	19,500	554,666		546,550
Forfeited	(48,827)	(44,350)	(102,479)		(83,650)
Settled	(3,998)	-	(186,009)	(1)	-
Outstanding at end of period	2,154,681	1,212,899	2,154,681		1,212,899

(1)
In June 2026, 35,160 RSUs held by directors vested and were settled, resulting in the issuance of 35,160 shares of Common Stock.

SPP rights

No SPP rights were granted during the three or nine months ended September 30, 2026 or 2025. The carrying amount of the SPP liabilities was $1.3 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.

On September 13, 2026, 283,336 service-based SPP rights were forfeited and cancelled as the share price on the vesting date was less than the base price.

CIUs

During the nine months ended September 30, 2026, the Company granted 55,804 CIUs, all of which were granted during the second quarter of 2026. The carrying amount of the CIU liabilities was $0.2 million as of September 30, 2026. No CIUs were granted during the three or nine months ended September 30, 2025.

(c)       Fair Value Disclosures

Stock options

The following table provides the weighted average fair value of options granted to employees during the periods indicated and the related weighted average inputs (based on number of options granted) used in the Black-Scholes model.

	Three months ended September 30, 2026	Nine months ended September 30, 2026	Three and nine months ended September 30, 2025
Quantity granted during the period	359,803	862,953	21,500
Weighted average fair value per option at grant date	$5.54	$5.67	$2.48
Assumptions used:
Share price at grant date range	$8.35	$8.35 - $8.77	$3.80
Exercise price range	$8.35	$8.35 - $8.77	$3.80
Expected volatility range	70%	70%	67.5% - 72.5%
Expected life range	5.5 – 6.5 years	5.5 – 6.5 years	5.5 - 6.5 years
Expected dividends	Nil	Nil	Nil
Risk-free interest rate range	4.80% – 4.85%	4.19% – 4.85%	3.88% - 3.99%

RSUs

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2026 was $8.35 and $7.69 per RSU, respectively. The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2025 was $3.80 and $3.46 per RSU, respectively. The fair value of the RSUs was determined based on the market value of the Company’s Common Stock on the grant date, which represents the fair value of the underlying shares.

ANTERIS TECHNOLOGIES GLOBAL CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

9.
STOCK-BASED COMPENSATION (continued)

SPP rights

The inputs used in the measurement of the fair values at reporting date of the SPP rights were as follows:

Service- and performance-based SPP	September 30, 2026	December 31, 2025
Weighted average fair value per SPP	$1.84	$0.49
Share price at measurement date	$7.77	$4.99
Base price	$15.28	$15.28
Expected volatility (weighted average)	75.0%	72.3%
Expected life (weighted average)	2.0 years	1.7 years
Risk-free interest rate (based on government bonds)	4.88%	3.47%

10.
INVESTMENT IN V2VMEDTECH

In April 2026, the Company elected to discontinue further development contributions to v2vmedtech, inc. (“v2vmedtech”) under its Contribution and Stock Purchase Agreement. As a result of this election, the related development agreement was terminated and the Company ceased providing funding and development activities to v2vmedtech.

Following termination of the development agreement, the Company reassessed its consolidation conclusions relating to v2vmedtech under ASC 810, considering the termination of its funding obligations, the cessation of executive management involvement and changes in v2vmedtech’s operational activities. Based on this reassessment, the Company concluded that v2vmedtech no longer meets the definition of a variable interest entity and subsequently assessed its controlling financial interest under the voting interest entity model of ASC 810.

As of September 30, 2026, the Company owned approximately 30% of the outstanding voting interests of v2vmedtech and retained the right to appoint two of the three members of the v2vmedtech board of directors. As a result of these governance rights, the Company continued to have a controlling financial interest in v2vmedtech and therefore continued to consolidate v2vmedtech in its condensed consolidated financial statements. The Company will reassess its consolidation conclusion whenever facts and circumstances indicate that a change in control may have occurred.

11.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Group had commitments to purchase $0.4 million of plant and equipment, compared to $0.1 million at December 31, 2025.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Net sales from external customers	519	429	2,022	1,603
Depreciation & amortization	(496)	(417)	(1,394)	(1,238)
Interest income	2,150	147	6,192	629
Interest expense	(17)	(15)	(175)	(63)
Other segment items	(28,982)	(22,353)	(85,146)	(66,133)
Segment net loss	(26,826)	(22,209)	(78,501)	(65,202)

No detailed asset information by reportable segment has been reported given that the single segment’s information is already presented in the Condensed Consolidated Balance Sheets. Refer to the Condensed Consolidated Statements of Cash Flows for significant non-cash items and total expenditure for additions of long-lived assets.

(c)
Geographic information

Segment revenues (net sales) have been based on the geographic location of the customers taking possession of the products.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
United States	499	420	1,978	1,306
Australia	20	9	44	25
Germany	-	-	-	272
	519	429	2,022	1,603

(d)
Major customers

The following table summarizes revenues from major customers that individually accounted for 10% or more of the Company's total revenues.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026 $	2025 $	2026 $	2025 $
Customer A	499	420	1,978	1,306
Customer B	-	-	-	272

The total amounts outstanding from these customers were $0.2 million and $28 thousand as of September 30, 2026 and December 31, 2025, respectively.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report”). Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements. Please also see the section of this Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

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

The PARADIGM Trial is a prospective, randomized, controlled multicenter, international study wherein subjects will be randomized to receive either a transcatheter aortic valve replacement (“TAVR”) using the DurAVR® THV or TAVR using a commercially available and approved THV in an “All Comers Randomized Cohort.” The primary endpoint of the PARADIGM Trial is a composite of all-cause mortality, all stroke and cardiovascular hospitalization at one year post-procedure. The endpoint will be evaluated as a non-inferiority analysis. Subjects with a failed surgical bioprosthesis in need of a valve-in-valve TAVR will be enrolled in a separate parallel registry.

Recruitment to the PARADIGM Trial commenced in Europe in October 2025. In November 2025, we received U.S. Food and Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) approval, enabling expansion of the trial into the United States. In April 2026, we secured U.S. Medicare reimbursement eligibility for the global pivotal PARADIGM Trial under the Centers for Medicare & Medicaid Services (“CMS”) Transcatheter Aortic Valve Replacement (TAVR) National Coverage Determination 20.32. Following receipt of CMS reimbursement eligibility, recruitment in the United States commenced, with the first patients enrolled and treated in May 2026.

During the third quarter of 2026, we continued execution of the PARADIGM Trial across active sites in the United States, Canada, Denmark, the Netherlands and France, with further site activation and enrollment following completion of key start-up activities, including site qualification, investigator training and operational readiness.

Subsequent to September 30, 2026, the trial received regulatory clearance from the German Federal Institute for Drugs and Medical Devices, supporting expansion into Germany. In Australia, the trial received Human Research Ethics Committee approval and authorization from the Therapeutic Goods Administration under the Clinical Trial Notification pathway, further extending the trial’s geographic reach.

Recruitment remains ongoing, with planned expansion into additional clinical sites to further support patient enrollment. The PARADIGM Trial is supported by early clinical experience from over 130 patients treated with the DurAVR® THV.

We anticipate that the design of the PARADIGM Trial will provide primary clinical evidence on which the FDA could base a decision for Premarket Approval (the “PMA”), which is required for commercialization of the DurAVR® THV System in the United States. We anticipate CE Mark approval will progress in parallel to the PMA.

On September 1, 2026, we assumed occupancy as the primary tenant of our Northcross facility in Brooklyn Park, Minnesota, providing us with the ability to expand our manufacturing capacity in preparation for commercialization.

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

In January 2026, we completed an underwritten public offering, pursuant to which we issued and sold 40,000,000 shares of our Common Stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $5.75 per share (the “2026 Public Offering”) and entered into a stock purchase agreement with Covidien Group S.à r.l. (“Medtronic”), a wholly owned subsidiary of Medtronic plc, pursuant to which we issued and sold to Medtronic 15,652,173 shares of Common Stock at a purchase price of $5.75 per share (the “Medtronic Private Placement”), which collectively generated gross proceeds of approximately $320.0 million, before deducting underwriting discounts and commissions, placement agent fees, and offering expenses.

In May 2026, we established an at-the-market (“ATM”) equity offering program pursuant to a sales agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $250.0 million from time to time. We intend to use any net proceeds from the ATM program, together with our existing cash and cash equivalents, primarily to support the ongoing development of the DurAVR® THV System, with the remainder for working capital and other general corporate purposes. As of September 30, 2026, no shares of Common Stock had been sold under the ATM program.

Any failure to raise capital or enter into such other arrangements as and when needed could have a negative impact on our financial condition and our ability to market our products.

Principles of Consolidation and Operating Segments

The condensed consolidated financial statements include the accounts for our company, our wholly owned subsidiaries, and entities for which we have a controlling financial interest. Intercompany transactions, balances and unrealized gains and losses on transactions between such entities are eliminated.

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

The Supply and License Agreement with 4C (the “4C Agreement”), had an initial seven-year term that ended on June 1, 2025, and under its terms would automatically renew for successive one-year periods unless either party provided written notice of non-renewal at least 180 days prior to the applicable renewal date. On November 26, 2025, we notified 4C that we would not renew the 4C Agreement for the next renewal term. The 4C Agreement expired on June 1, 2026. We expect to continue supplying products under purchase orders issued prior to the expiration of the 4C Agreement, generally on the same commercial terms and conditions that applied under the 4C Agreement. The expiration of the 4C Agreement is not expected to have a material impact on our financial results.

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

During the nine months ended September 30, 2026, we continued to expand global manufacturing capacity to scale production for the PARADIGM Trial and prepare for commercialization. On September 1, 2026, we assumed occupancy as the primary tenant of our Northcross facility in Brooklyn Park, Minnesota, providing additional capacity to scale production of the DurAVR® THV, the ComASUR® Delivery System and related components. This additional capacity is intended to support a reliable, scaled inventory supply for future commercialization. In addition, we plan to source the ADAPT® tissue for the DurAVR® THV from both the United States and Australia to mitigate supply chain risks. These investments support operational readiness and long-term growth capacity for clinical and future commercial success.

Results of Operations

The following tables set forth our results of operations (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$519	$429	21%	$2,022	$1,603	26%
Costs and expenses:
Cost of products sold	(126)	(123)	2%	(473)	(478)	(1)%
Research and development expense	(21,333)	(16,810)	27%	(62,159)	(49,606)	25%
Selling, general and administrative expense	(8,901)	(5,761)	55%	(24,235)	(16,448)	47%
Operating loss	(29,841)	(22,265)	34%	(84,845)	(64,929)	31%
Other non-operating income, net	2,600	147	1,669%	6,742	386	1,647%
Interest and amortization of debt discount and expense	(17)	(15)	13%	(175)	(63)	178%
Net foreign exchange (losses)/gains	160	(83)	N/A	(38)	(611)	(94)%
Fair value movement of derivatives	-	7	(100)%	35	15	133%
Loss before income taxes from continuing operations	(27,098)	(22,209)	22%	(78,281)	(65,202)	20%
Income tax benefit/(expense)	272	-	100%	(220)	-	(100)%
Net loss	(26,826)	(22,209)	21%	(78,501)	(65,202)	20%
Total (loss)/gain is attributable to:
Non-controlling interests	-	35	(100)%	443	(260)	N/A
Stockholders of the Company	$(26,826)	$(22,244)	21%	$(78,944)	$(64,942)	22%

Net Sales

Net sales for the three months ended September 30, 2026 were $519 thousand, compared to $429 thousand for the same period in the prior year, representing an increase of $90 thousand (21%). The increase primarily reflects increased sales of tissue products to 4C.

Net sales for the nine months ended September 30, 2026 were $2.0 million, compared to $1.6 million for the same period in the prior year, representing an increase of $0.4 million (26%). The increase primarily reflects increased sales of tissue products to 4C and was partially offset by the cessation of sales of CardioCel™ and VascuCel™ products under the Transition Services Agreement with LeMaitre, which expired in January 2025.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2026 was $126 thousand, compared to $123 thousand for the same period in the prior year, representing an increase of $3 thousand (2%). Cost of products sold increased in line with the increase in sales volumes of tissue products to 4C. Gross margin remained generally consistent with the prior-year period.

Cost of products sold for the nine months ended September 30, 2026 was $473 thousand, compared to $478 thousand for the same period in the prior year, representing a decrease of $5 thousand (1%). Cost of products sold remained generally consistent with the prior-year period, despite a 26% increase in net sales, primarily due to a shift in sales mix toward higher-margin tissue product sales to 4C, partially offset by the absence of CardioCel™ and VascuCel™ product sales under the Transition Services Agreement with LeMaitre, which expired in January 2025.

R&D Expense

R&D expenses during the three months ended September 30, 2026 were $21.3 million, compared to $16.8 million for the same period in the prior year, representing an increase of $4.5 million (27%). This increase was primarily due to an increase of $4.3 million in the three months ended September 30, 2026 related to activities linked to the PARADIGM Trial, including the enrollment of additional patients and scaling of our field based clinical team, and an increase of $2.2 million related to the upscaling of manufacturing and quality capabilities, including process development, validation activities and an increase in employee levels. These were partly offset by reduced stock-based payment expenses of $0.9 million resulting from the period-to-period reduction in share price, and, lower v2vmedtech development expenses of $0.8 million reflecting reduced development activities following our decision to cease further v2vmedtech funding.

R&D expenses during the nine months ended September 30, 2026 were $62.2 million, compared to $49.6 million for the same period in the prior year, representing an increase of $12.6 million (25%). This increase was primarily due to an increase of $8.2 million in the nine months ended September 30, 2026 related to activities linked to the PARADIGM Trial, including the enrollment of additional patients and scaling of our field based clinical team, an increase of $7.8 million related to the upscaling of manufacturing and quality capabilities, including process development, validation activities and an increase in employee levels, and higher stock-based payment expenses of $0.6 million resulting from increases in the share price and headcount. These were partly offset by reduced DurAVR® product research costs of $2.7 million and lower v2vmedtech development expenses of $1.6 million, reflecting reduced development activities following our decision to cease further v2vmedtech funding.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended September 30, 2026 were $8.9 million, compared to $5.8 million for the same period in the prior year, representing an increase of $3.1 million (55%). This increase was primarily due to higher employee costs associated with headcount growth, increased stock-based payment expenses, and additional consulting and IT expenditures to support the expansion of our operations.

Selling, general and administrative expenses during the nine months ended September 30, 2026 were $24.2 million, compared to $16.4 million for the same period in the prior year, representing an increase of $7.8 million (47%). This increase was primarily due to higher employee costs associated with headcount growth, increased stock-based payment expenses, and additional consulting, marketing and IT expenditures to support the expansion of our operations.

Other Non-Operating Income, Net

Other non-operating income, net during the three months ended September 30, 2026 was $2.6 million, compared to $147 thousand for the same period in the prior year, representing an increase of $2.5 million (1,669%). Other non-operating income, net during the nine months ended September 30, 2026 was $6.7 million, compared to $386 thousand for the same period in the prior year, representing an increase of $6.4 million (1,647%). The increases during both periods were primarily due to higher investment income earned on money-market fund deposits and U.S. Treasury securities following the January 2026 capital raises, as well as CMS reimbursements associated with the PARADIGM Trial.

Net Foreign Exchange (Losses)/Gains

Net foreign exchange gains during the three months ended September 30, 2026 were $160 thousand, compared to $83 thousand net foreign exchange losses for the same period in the prior year, representing a change of $243 thousand. The change primarily reflects lower foreign exchange movements recognized on foreign currency denominated intercompany and cash balances. During the three months ended September 30, 2026 and 2025, the U.S. dollar depreciated by approximately 1% relative to the Australian dollar (“AUD $”).

Net foreign exchange losses during the nine months ended September 30, 2026 were $38 thousand, compared to $611 thousand for the same period in the prior year, representing a decrease of $573 thousand (94%). The decrease primarily reflects lower foreign exchange movements recognized on foreign currency denominated intercompany and cash balances. During the nine months ended September 30, 2026, the U.S. dollar depreciated by approximately 4% relative to the AUD $, compared to depreciation of approximately 6% during the nine months ended September 30, 2025.

Income Tax (Expense)/Benefit

Income tax benefit for the three months ended September 30, 2026 was $272 thousand, compared to nil for the same period in the prior year. The benefit was due to recognition of the recoverable portion of the Swiss withholding tax incurred. No income tax expense was recognized during the three months ended September 30, 2025.

Income tax expense for the nine months ended September 30, 2026 was $220 thousand, compared to nil for the same period in the prior year. The expense was due to withholding tax payable by our Swiss subsidiary, partially offset by the recognition of a recoverable portion of that withholding tax during the third quarter. No income tax expense was recognized during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

We have experienced recurring operating losses and cash outflows from operating activities since inception. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $449.5 million and $370.5 million, respectively.

In recent years, our operations have primarily been financed through the issuance of capital stock as well as through convertible notes, sales of regenerative tissue products and R&D tax incentives from the Australian government. We have also generated additional funding through interest earned on cash deposits. In May 2026, we established an at-the-market (“ATM”) equity offering program pursuant to a sales agreement with TD Cowen, under which we may offer and sell shares of our Common Stock having an aggregate offering price of up to $250.0 million from time to time. As of September 30, 2026, no shares of Common Stock had been sold under the ATM program.

As of September 30, 2026, we had cash, cash equivalents and restricted cash of $236.3 million, including $3.6 million classified as a non-current asset. Of this amount, $3.5 million relates to cash collateral supporting a standby letter of credit associated with a property lease. As of September 30, 2026 and December 31, 2025, we had lease liabilities of $15.9 million and $2.2 million, respectively relating to existing leased properties.

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

Cash Flows

The following table summarizes our primary sources and uses of cash for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$(72,373)	$(59,276)	(22)%
Investing activities	(2,225)	(199)	(1,018)%
Financing activities	298,370	(1,827)	16,431%
Effect of exchange rate movements on cash, cash equivalents and restricted cash	(14)	(37)	62%
Net change in cash, cash equivalents and restricted cash	$223,758	$(61,339)	465%

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $72.4 million, compared to $59.3 million in the same period in the prior year, reflecting an increase of $13.1 million (22%), primarily due to higher cash outflows for R&D, including costs relating to the upscaling of manufacturing capabilities including process design and validation activities, preparatory and ongoing activities linked to the PARADIGM Trial, and an increase in salaries and wages relating to headcount growth.

Operating cash outflows were also impacted by the settlement of elevated working capital liabilities outstanding at December 31, 2025, including supplier payments made following the completion of our January 2026 capital raising activities. Interest received increased to $5.9 million during the nine months ended September 30, 2026, compared to $0.6 million during the same period in 2025, primarily reflecting higher average cash balances following our January 2026 capital raising activities.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $2.2 million, compared to $199 thousand in the same period in the prior year, reflecting an increase in cash used of $2.0 million. The increase primarily reflected higher purchases of plant and equipment, which increased by $0.6 million. The prior year investing cash outflow was partially offset by the receipt of $1.4 million of deferred proceeds from LeMaitre relating to the 2019 sale of distribution rights, for which there was no corresponding inflow in the current year.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $298.4 million, compared to net cash used in financing activities of $1.8 million in the same period of the prior year, reflecting an increase in cash provided of $300.2 million. During the nine months ended September 30, 2026, we received proceeds of $308.6 million from the issuance of shares of Common Stock net of underwriting fees, which was partially offset by $8.8 million of share issuance costs paid during the period, including costs associated with the establishment of the ATM program. During the nine months ended September 30, 2025, we received proceeds of $0.6 million from share issuances and incurred $1.2 million of transaction costs related to our 2024 initial public offering. In addition, we repaid $1.2 million of insurance-related supplier financing debt, compared to $1.1 million during the same period in 2025.

Contractual Obligations and Commitments

Leases

We lease laboratory and manufacturing facilities and offices. The leases typically include options to renew at which time the lease payments are subject to market adjustments and/or set price increases. Extension and termination options are included in a number of the leases to allow for flexibility in terms of corporate growth and managing the assets used in our operations. The leases expire between June 2028 and August 2037, and certain leases include options to extend. As of September 30, 2026, future undiscounted contractual lease payments totaled $16.9 million.

The locations of our material properties are as follows:

Location of Facility	Lease expiry date	Extension options
9435 Winnetka Avenue North, Brooklyn Park, MN 55444	August 31, 2037	Two seven-year options
11600-11628 96th Avenue North, Maple Grove, MN 55369	April 30, 2030	One two-year option
26 Harris Road, Malaga WA 6090, Australia	July 31, 2029	Two two-year options

All properties are leased. Our properties are well maintained, are in good operating condition, and are suitable for current requirements. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Commitments

At September 30, 2026, we had commitments to purchase $0.4 million of plant and equipment.

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

Our significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in our Annual Report. There were no significant changes to these policies during the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, we reassessed our consolidation conclusions relating to v2vmedtech under ASC 810 and concluded that v2vmedtech no longer meets the definition of a variable interest entity. As of September 30, 2026, we owned approximately 30% of the outstanding voting interests of v2vmedtech and retained the right to appoint two of the three members of the v2vmedtech board of directors. As a result of these governance rights, we continued to have a controlling financial interest in v2vmedtech and therefore continued to consolidate v2vmedtech in our condensed consolidated financial statements.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Previously Reported Material Weaknesses

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

Management has initiated and continues to implement a remediation plan to address the material weaknesses described above. During the year ended December 31, 2025 and through the quarter ended September 30, 2026, we implemented changes to our internal control over financial reporting, including enhancements to our control environment, improvements to process-level controls, and formal documentation of policies, processes, risks, and controls. Segregation of duties has been enhanced across the control environment and financial reporting systems through system automation, strengthened month-end controls, and enhanced review procedures.

During 2026, management continued to implement its remediation plan, including further enhancements identified through assessments of the design and implementation of key controls. Remediation activities remain ongoing.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require sufficient validation and testing to demonstrate the operating effectiveness of the relevant controls. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Audit and Risk Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. The material weaknesses remained unremediated as of September 30, 2026.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

Not applicable.

(c)
Issuer Purchases of Equity Securities

The following table presents information regarding purchases of shares of Common Stock during the three months ended September 30, 2026.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31 2026	-	-	-	-
August 1-31 2026	45,787	$9.58	-	-
September 1-30 2026	35,756	$8.16	-	-
Total	81,543	$8.96	-	-
(1) Of the shares of Common Stock purchased, 715 shares were withheld to satisfy employee payroll tax‑withholding obligations arising from the vesting of restricted stock units. The remaining shares were withheld to cover both the exercise price and the employee payroll tax‑withholding obligations arising from net-settled stock option exercises. None of these shares were purchased pursuant to a publicly announced repurchase plan or program.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information

Trading Plans - Directors and Officers

During the three months ended September 30, 2026, none of the Company's directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6.
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
2.1 †	Scheme Implementation Deed, dated August 13, 2024, by and between Anteris Technologies Global Corp. and Anteris Technologies Ltd	S-1	11/22/2024	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Anteris Technologies Global Corp.	8-K	12/16/2024	3.1
3.2	Amended and Restated Bylaws of Anteris Technologies Global Corp.	8-K	12/16/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Warrant	10-Q	11/12/2025	4.2
4.3	Form of Confirmation Letter (containing the terms of the CDI Warrants)	10-Q	11/12/2025	4.3
10.1	Employment Agreement, between Anteris Technologies Global Corp. and Brent Moen, dated September 4, 2026.	8-K	9/08/2026	10.1
10.2	First Amendment to Supply & Quality Agreement, between Anteris Aus Operations Pty Ltd and Harvey Industries Group Pty Ltd, dated September 22, 2026.	8-K	9/23/2026	10.1
10.3#	Deed of Extension and Variation of Lease, dated August 11, 2026, by and between Giacomel Pty Ltd, Anteris Aus Operations Pty Ltd and Anteris Technologies Pty Ltd				X
10.4	Form of Option Award Adjustment Notice (Director) (IPO – 2024)				X
10.5	Form of Option Award Adjustment Notice (Employee) (IPO – 2024)				X
10.6	Form of Share Price Performance Plan (SPP) Unit Adjustment Notice (IPO – 2024)				X
10.7	Form of Notice of Contingent Grant and Restricted Stock Unit Agreement (Non-Employee Director – Australia) (December 2024)				X
10.8	Notice of Contingent Grant and Restricted Stock Unit Agreement, dated December 16, 2024, by and between Anteris Technologies Global Corp. and John Seaberg				X
10.9	Notice of Contingent Grant and Restricted Stock Unit Agreement, dated December 16, 2024, by and between Anteris Technologies Global Corp. and Wayne Paterson				X
10.10	Notice of Contingent Grant and Restricted Stock Unit Agreement, dated December 16, 2024, by and between Anteris Technologies Global Corp. and David St Denis				X
10.11	Notice of Grant and Restricted Stock Unit Agreement, dated December 16, 2024, by and between Anteris Technologies Global Corp. and Matthew McDonnell				X
10.12	Form of Notice of Contingent Grant and Restricted Stock Unit Agreement (New Non-Employee Director – US)				X
10.13	Notice of Grant and Restricted Stock Unit Agreement, dated December 3, 2025, by and between Anteris Technologies Global Corp. and Stephen Denaro				X
10.14	Form of Notice of Grant and Restricted Stock Unit Agreement (Non-Employee Director – US)				X
10.15	Notice of Contingent Grant and Restricted Stock Unit Agreement, dated March 4, 2026, by and between Anteris Technologies Global Corp. and Wayne Paterson				X
10.16	Notice of Contingent Grant and Restricted Stock Unit Agreement, dated March 4, 2026, by and between Anteris Technologies Global Corp. and David St Denis				X
10.17	Notice of Grant and Restricted Stock Unit Agreement, dated March 4, 2026, by and between Anteris Technologies Global Corp. and Matthew McDonnell				X
10.18	Anteris Technologies Global Corp. Non-Employee Director Compensation Policy (As Amended and Restated Effective September 12, 2026)				X

Exhibit Number	Description	Incorporated by Reference			Filed
		Form	Date	Number	Herewith
10.19	Notice of Contingent Grant and Nonqualified Stock Option Agreement, dated September 13, 2026, by and between Anteris Technologies Global Corp. and Wayne Paterson				X
10.20	Notice of Contingent Grant and Nonqualified Stock Option Agreement, dated September 13, 2026, by and between Anteris Technologies Global Corp. and David St Denis				X
10.21	Form of Notice of Contingent Grant and Performance-Based Restricted Stock Unit Agreement for Wayne Paterson and David St Denis				X
10.22	Form of Notice of Grant of Nonqualified Stock Option Agreement for Brent Moen				X
10.23	Notice of Grant of Nonqualified Stock Option Agreement for Matthew McDonnell				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and contained in Exhibit 101)				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eagan, State of Minnesota, on the 10th day of November, 2026.

Anteris Technologies Global Corp.

By:	/s/ Wayne Paterson
	Name:	Wayne Paterson
	Title:	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent Moen
	Name:	Brent Moen
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)